Form 10-K
period 2024-12-31
i-80 Gold Corp.
filed 2025-04-01
CIK 1853962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____ to ____
Commission File Number: 001-41382
I-80 GOLD CORP.
(Exact Name of Registrant as Specified in Its Charter)

British Columbia	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5190 Neil Road, Suite 460 Reno, Nevada, USA	89502
(Address of Principal Executive Offices)	(Zip Code)

(775) 525-6450 (Registrant’s Telephone Number, Including Area Code) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	IAUX	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the last sale price on the NYSE American LLC (“NYSE American”) of the registrant’s common shares on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) of $1.08 per share, the aggregate market value of the voting common shares held by non-affiliates was approximately $415,688,462.

As of March 28, 2025, the registrant had 443,358,811 common shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2025, in connection with the registrant’s fiscal year 2024 annual meeting of shareholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE
As of June 28, 2024, the Company determined that we no longer qualified as a "foreign private issuer," as such term is defined in Rule 405 under the Securities Act of 1933, as amended. Consequently, we were required to comply with U.S. domestic issuer requirements beginning January 1, 2025. As a U.S. domestic issuer, we have adopted U.S. generally accepted accounting principles for the first time with the preparation of our consolidated financial statements for the years ended December 31, 2024 and 2023. As a foreign private issuer, we previously prepared our consolidated financial statements in accordance with International Financial Reporting Standards, as issued by the International Accounting Standards Board.

FORWARD-LOOKING INFORMATION

Certain information set forth in this Annual Report on Form 10-K, including but not limited to management's assessment of the Company's future plans and operations, the perceived merit of projects or deposits, and the impact and anticipated timing of the Company’s development plan and recapitalization plan, production guidance and outlook, the anticipated growth expenditures, the anticipated timing of permitting, production, project development or technical studies constitutes forward looking statements or forward-looking information within the meaning of applicable securities laws. All statements other than statements of historical fact are forward-looking statements. Often, but not always, forward-looking statements can be identified by the use of words such as "plans", "expects", "is expected", "budget", "scheduled", "estimates", "continues", "forecasts", "projects", "predicts", "intends", "anticipates" or "believes", or variations of, or the negatives of, such words and phrases, or state that certain actions, events or results "may", "could", "would", "should", "might" or "will" be taken, occur or be achieved. Readers are cautioned that the assumptions used in the preparation of information, although considered reasonable at the time of preparation, may prove to be inaccurate and, as such, reliance should not be placed on forward looking statements. The Company's actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements and, accordingly, no assurance can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what benefits, if any, that the Company will derive there from. By their nature, forward looking statements are subject to numerous risks and uncertainties, some of which are beyond the Company’s control, including general economic and industry conditions, volatility of commodity prices, title risks and uncertainties, ability to access sufficient capital from internal and external sources, the Company may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. The Company's ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time, currency fluctuations, construction and operational risks, licensing and permit requirements, environmental risks, competition from other industry participants, the lack of availability of qualified personnel or management, imprecision of mineral resource, or production estimates and stock market volatility. Please see “Risks Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for more information regarding risks regarding the Company which is available on EDGAR at www.sec.gov/edgar and SEDAR+ at www.sedarplus.ca. All forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K or as of the dates specified in such statements. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as required by applicable law.

PART I
ITEM 1. BUSINESS
Unless otherwise indicated or the context otherwise requires, use of the terms "Company", "i-80" and "i-80 Gold" in this Annual Report refer to i-80 Gold Corp. and its direct and indirect subsidiaries as of the date of this Annual Report, or other entities controlled by them, on a consolidated basis, notwithstanding that such direct and indirect subsidiaries may not have been controlled by them at all relevant times, including December 31, 2024.

Form and Year of Incorporation

i-80 Gold Corp. was incorporated on November 10, 2020 pursuant to the Business Corporations Act (British Columbia) ("BCBA"), as a wholly-owned subsidiary of Premier Gold Mines Limited ("Premier") for the purposes of effecting a plan of arrangement (the "Plan of Arrangement") under Section 182 of the Business Corporations Act (Ontario) (the "Arrangement"). The Arrangement was completed on April 7, 2021. Under the Arrangement, among other things, Premier transferred all of its ownership interest in Premier Gold Mines USA, Inc. ("Premier USA") to the Company and spun out 70% of the issued and outstanding common shares of the Company (the "Common Shares") to shareholders of Premier. As a result of the Arrangement, the Company became a public company and a "reporting issuer" under applicable Canadian securities laws and is no longer a subsidiary of Premier. Trading of the Common Shares commenced on the Toronto Stock Exchange ("TSX") on April 13, 2021 under the stock symbol "IAU", and on the NYSE American exchange ("NYSE") on May 19, 2022 under the stock symbol "IAUX". The Company's registered and records office is located at Suite 2500 Park Place, 666 Burrard Street, Vancouver, British Columbia, V6B 2X8. The Company's head office is located at 5190 Neil Road, Suite 460, Reno, Nevada, 89502.

Intercorporate Relationships

The Company's material wholly-owned subsidiary is Premier USA, a Delaware corporation. Premier USA has four material wholly-owned subsidiaries: (i) Au-Reka Gold LLC, a Delaware limited liability company ("Au-Reka LLC"); (ii) Goldcorp Dee LLC, a Nevada limited liability company ("Dee LLC"); (iii) Osgood Mining Company LLC, a Nevada limited liability company ("Osgood LLC"); and (iv) Ruby Hill Mining Company, LLC, a Nevada limited liability company ("Ruby Hill LLC"). On May 8, 2023, the Company acquired all of the issued and outstanding common shares of Paycore Minerals Inc. ("Paycore") pursuant to a plan of arrangement under Section 182 of the Business Corporations Act (Ontario) (the "Paycore Arrangement"), which owns the FAD Project located in Eureka County, Nevada. As of the date of this Annual Report, the Company does not consider the FAD Project to be a material property within the meaning of National Instrument 43-101 - Standards of Disclosure for Mineral Projects ("NI-43-101") of the Canadian Securities Administrators or pursuant to Subpart 1300 of Regulation S-K ("S-K 1300").

The following diagram illustrates the condensed corporate structure of the Company and the location of the Company's principal assets as at the date hereof.

Bankruptcy and Similar Procedures

There have been no bankruptcy, receivership or similar proceedings against the Company or any subsidiary of the Company, or any voluntary bankruptcy, receivership or similar proceedings by the Company or any subsidiary of the Company, within the three most recently completed financial years or during, or proposed for, the current financial year.

Reorganizations and Acquisitions

Other than in connection with the Paycore Arrangement, there have been no material reorganizations of the Company or any subsidiary of the Company, or acquisitions within the three most recently completed financial years or completed during, or proposed for, the current financial year.

General Description of the Business

Principal Products and Markets

The Company is a Nevada-focused, growth-oriented gold and silver producer engaged in the exploration, development and production of gold and silver mineral deposits. The Company's mineral properties include: (i) a 100% interest in the McCoy-Cove gold properties located on the Battle Mountain-Eureka Trend in Lander County, Nevada (collectively, the "Cove Project" or "Cove"); (ii) a 100% interest in the Granite Creek gold properties (formerly referred to as the Getchell project) located at the intersection of the Getchell gold belt and the Battle Mountain-Eureka Trend in Humboldt County, Nevada, which includes both an underground mine and an open pit project (collectively, the "Granite Creek Projects" or "Granite Creek"); (iii) a 100% interest in the Lone Tree and Buffalo Mountain gold deposits and Lone Tree processing complex, located midway between the Company's Cove and Granite Creek Projects in Humboldt County, Nevada (collectively, the "Lone Tree Project" or "Lone Tree"); (iv) a 100% interest in the Ruby Hill property located along the Battle Mountain-Eureka Trend in Eureka County, Nevada which includes an underground project, referred to as "Archimedes", and an open pit gold deposit referred to as "Mineral Point", collectively the "Ruby Hill Projects" or "Ruby Hill"; and (v) a 100% interest in the FAD property located along the Battle Mountain-Eureka Trend in Eureka County, Nevada (the "FAD Project" or "FAD").

The below figure shows the location of the Cove, Granite Creek, Lone Tree, Ruby Hill, and FAD projects within the State of Nevada. Each of the Cove, Granite Creek, and Ruby Hill projects are considered advanced properties within the meaning of NI-43-101 and material properties under S-K 1300. Under S-K 1300, all our properties are exploration stage as no mineral reserves have been determined. As of the date of this Annual Report, the Company does not consider the FAD Project to be a material property within the meaning of NI 43-101 or S-K 1300.

The Company's business strategy is focused on creating value for stakeholders through its ownership and advancement of its mineral properties. In November of 2024, the Company adopted a new development plan which represented Management’s view of the most effective strategy to generating free cash flow while progressing earlier stage projects to provide a pipeline of growth in the medium and long-term. To achieve this new development plan, the Company is pursuing a recapitalization of its balance sheet which Management believes will be best supported by focusing on its advanced stage underground gold projects, as well as accelerating permitting and development of two large oxide deposits, Granite Creek and Mineral Point (within the Ruby Hill property). The three underground projects - Granite Creek, Archimedes (previously Ruby Hill underground and inclusive of Ruby Deeps and 426 zone), and Cove - are expected to have low capital intensity and a clear path to cash flow generation, Further, the Company believes that the Mineral Point open pit project has the potential to become the Company's flagship asset as a large scale heap leach mine as demonstrated through a preliminary economic assessment and initial assessment of this project, the key economic and technical terms of which were summarized by the Company in its press release of February 21, 2025 with plans for a detailed feasibility study in 2029.

To support the objectives of near term cash flow generation and providing a pipeline for growth, Management is focused on permitting and development of these five gold deposits through the balance of the decade. The Company believes that collectively, these five assets have the potential to create a mid-tier gold producer.

The Company's existing projects are comprised of mineral bodies containing both oxide and sulphide mineralized material. Sulphide minerals, to date sourced only from Granite Creek, has been processed via a toll milling arrangement with a third party processor. Higher grade oxide minerals, above a 5.0 gpt cut off, is processed under an ore purchase and sale agreement also with a third party, while lower grade oxide minerals are internally heap leached at existing pads at Lone Tree (for low grade oxide from Granite Creek). Management intends to complete a refurbishment feasibility study later this year for its Lone Tree autoclave complex.

The Lone Tree open pit project has a variety of financial, technical, environmental and social issues to be addressed. It is expected that the project will likely remain deferred for another decade.

Distribution Methods

The Company is engaged in the exploration, development and production of gold and silver deposits in the State of Nevada. The Company's principal objective is to become a sustainable gold producer, with a secondary focus on silver. There is a global gold market into which the Company can sell its gold and, as a result, notwithstanding the Deterra Offtake Agreement and the Orion Offtake Agreement (each described below), the Company is not dependent on a particular purchaser with regard to the sale of any gold that it produces. As noted above, the Company's materialized materials are anticipated to continue to be processed through a combination of internal and external facilities. Management is assessing the merits of an autoclave refurbishment at its Lone Tree Project to optimize its future processing requirements.

Competitive Conditions

The mineral exploration and mining business is very competitive in all phases of exploration, development and production. The Company competes with a number of other mining companies in the search for and acquisition of mineral properties, and to retain qualified personnel, suitable contractors for drilling operations and underground mining, technical and engineering resources and necessary exploration and mining equipment. Many of the companies that the Company competes with, including those active in the regions where the Cove Project, the Granite Creek Projects, the Lone Tree Project and the Ruby Hill Projects are located, have greater financial resources, operational expertise and/or more advanced properties than the Company. The Company's ability to acquire precious metal mineral properties in the future will depend not only on its ability to develop its present properties, but also on its ability to select and acquire suitable producing properties or prospects for precious metal development or mineral exploration. The Company has put in place experienced management personnel and will continue to evaluate the required expertise and skill to carry out its operations. As a result of this competition, the Company may be unable to achieve its exploration and development objectives in the future on terms it considers acceptable or at all. See "Risk Factors".

Specialized Skill and Knowledge

All aspects of the Company's business require specialized skills and knowledge. Such skills and knowledge include the areas of finance, operations, geology, drilling, logistical planning, implementation of exploration and development programs and mine plans, environmental management, health and safety, community relations, project construction, accounting, and mining operations. The Company retains executive officers and consultants with experience in these areas in Canada and the United States generally, as well as executive officers and consultants with relevant accounting experience. In order to attract and retain personnel with the specialized skills and knowledge required for its operations, the Company maintains remuneration and compensation packages that it believes to be competitive. The Company has been successful to date in identifying and retaining personnel with such skills and knowledge.

Environmental Protection and Regulation

The Company's exploration, development and production activities are subject to, and any future development and production operations will be subject to, environmental laws and regulations in the jurisdictions in which its operations are carried out. Mining is an extractive industry that impacts the environment. The Company's goal is to constantly evaluate ways to minimize that impact. The Company has strived to meet or exceed environmental standards at its mineral properties, and the Company expects to continue this approach through effective engagement with affected stakeholders, including local communities, government entities and regulatory agencies.

The Company is currently active only in the State of Nevada, which has established environmental standards and regulations that the Company strives to exceed. The Company's environmental performance is overseen at the Board of Directors (the "Board") level and environmental performance is the responsibility of the Company. In common with other natural resources and mineral processing companies, the Company's operations generate hazardous and non-hazardous waste, effluent and emissions into the atmosphere, water and soil in compliance with local and international regulations and standards. There are numerous environmental laws in the United States that apply to the Company's operations, exploration, development projects and land holdings. These laws address such matters as protection of the natural environment, air and water quality, emissions standards and disposal of waste. In accordance with applicable state laws, the Company currently has in place surety bonds in the aggregate amount of $132.8 million in favor of either the United States Department of the Interior, Bureau of Land Management or the State of Nevada, Department of Conservation and Natural Resources, as financial support for environmental reclamation and exploration permitting at its properties.

The Company recognizes environmental management as a corporate priority and places a strong emphasis on preserving the environment for future generations, while also providing for safe, responsible and profitable operations by developing natural resources for the benefit of its employees, shareholders and communities. The Company intends to maintain the standards of excellence for environmental performance that have been set at its mining properties into the future, and has adopted, or plans to adopt, various measures in order to do so. Cognizant of its responsibility to the environment, the Company strives to conform with all applicable environmental laws and regulations and to promote the respect of the environment in its activities. Employees are expected to maintain compliance with the letter and spirit of all laws governing the jurisdictions in which they perform their duties. Specifically, employees are expected to support the Company's efforts to develop, implement and maintain procedures and programs designed to protect and preserve the environment.

Employees

As at the date hereof, the Company has 109 employees across all of its operations.

The Company believes that its success is dependent on the performance of its management team and key individuals, many of whom have specialized skills in the strategic development of a mining company, finance, financial reporting, legal, exploration, development and operation of mines in the United States and the precious metals industry. The Company believes that it has adequate personnel with the specialized skills required to carry out its current operations and anticipates making ongoing efforts to match its workforce capabilities with its business strategy for its operations as it evolves. The Board will continue to evaluate the required expertise and skills to execute the strategy described herein, and will seek to attract and retain the individuals required to meet the Company's goals.

Recent Developments in the Business
Extension Agreement to the Silver Purchase Agreement

On January 12, 2024 the Company entered into an extension agreement in relation to the Silver Purchase Agreement with and affiliate of Orion Mine Finance ("Orion") pursuant to which the deadline for deliveries was extended from January 15, 2024, to April 15, 2024. In connection with the extension agreement the Company paid an amendment fee of $0.2 million and issued 0.5 million Common Share warrants exercisable at C$2.72 per share, subject to customary anti-dilution adjustments, or until January 24, 2028.

Non-Brokered Private Placement of Common Shares

In February 2024, the Company completed a non-brokered private placement of Common Shares. An aggregate of 13,064,200 Common Shares were issued by the Company at a price of C$1.80 per Common Share for aggregate gross proceeds of approximately C$23.5 million.

Bought Deal Public Offering

On May 1, 2024, the Company completed a bought deal offering of 69,698,050 units (each a "Unit") at a price of C$1.65 per Unit for gross proceeds of approximately C$115 million. Each Unit was comprised of one Common Share and one half of one Common Share purchase warrant of the Company. Each warrant is exercisable to acquire one Common Share for a period of 48 months from closing of the Offering at an exercise price of C$2.15 per Warrant Share, subject to customer anti-dilution adjustments.

At the Market Equity Program

On August 12, 2024 the Company established of an at-the-market equity program ("ATM Program") pursuant to the terms of an equity distribution agreement dated August 12, 2024 (the “Equity Distribution Agreement”), among the Company and a syndicate of underwriters led by National Bank Financial Inc.(collectively, the “Agents”). The ATM Program allowed i-80, through the Agents, to, from time to time, offer and sell in Canada and the United States through the facilities of the TSX and the NYSE such number of Common Shares as would have an aggregate offering price of up to US$50 million. The ATM Program expired with the filing of this Annual Report, March 31, 2025.

Appointment of new Chief Executive Officer

On September 18, 2024 the Company announced the appointment of Mr. Richard Young as the new Chief Executive Officer ("CEO") and a director of the Company, succeeding Mr. Ewan Downie following his retirement.

New Development Plan

As described further above, on November 12, 2024 the Company announced a new development plan following a review of the strategic direction of the Company requested of the newly appointed CEO in September of 2024. The new development plan includes the development of three underground mines, but also includes accelerating, permitting, and the development of two large oxide open pit deposits, one at Granite Creek and the other, Mineral Point, within the Ruby Hill Project area. The new development plan is viewed by the Company as the most effective strategy to generate free cash flow while progressing earlier stage projects to provide a pipeline of growth over the medium and long term. The Company also confirmed the initialization of a recapitalization plan of its balance sheet to support the new development plan. The Lone Tree Autoclave remains the centralized refractory mineral processing facility in the new development plan and Management intends to continue its work towards completion of the refurbishment feasibility study in the third quarter of 2025.
Further, Management reported that a base metal focused joint venture on the Ruby Hill property does not fit the new development plan. Given the Company’s balance sheet constraints and additional capital required for the new development plan, all higher risk projects with low certainty of economic viability have been terminated of deferred. The Company will consider focusing on such projects when the balance sheet is in a stronger position and the Board approves allocating risk capital to these types of projects.

Deferral of Gold Prepay and Silver Purchase Agreement Deliveries

On December 31, 2024 the Company addressed the first phase of its recapitalization plan by entering into agreements to defer the December 2024 Gold Prepay and January 2025 Silver Purchase Agreement deliveries until March 31, 2025 as part of an amendment of those agreements with Orion. As part of the agreements with Orion, gold and silver deliveries including 3,210 ounces of gold and 400,000 ounces of silver, scheduled for delivery on December 31, 2024, and January 15, 2025, respectively were deferred to March 31, 2025, subject to i-80 Gold’s compliance with the Waiver Agreements (as defined below), and the other conditions described below. Additionally, Orion agreed to extend the expiry date of its convertible credit agreement dated December 13, 2021 to June 30, 2026, which was reflected in an amended and restated convertible credit agreement with Orion on January 15, 2025 (the "Orion Convertible Loan").

In connection with the gold and silver delivery deferrals and the extension to the Orion Convertible Loan (collectively, the “Waiver Agreements”), i-80 Gold agreed to issue to Orion five million common share purchase warrants with an exercise price of C$1.01 per share, subject to customer anti-dilutive adjustments (the “2025 Orion Warrants”). The 2025 Orion Warrants have a four-year term. In addition, i-80 Gold and Orion agreed to enter into an offtake agreement dated February 7, 2025 (the “Orion Offtake Agreement”) based on similar terms to the existing amended and restated offtake agreement with Deterra Royalties Limited (acquirer of Trident Royalties PLC) which expires at the end of December 2028 (the "Deterra Offtake"). The Orion Offtake Agreement will become effective on December 28, 2028 and shall expire on December 31, 2034. The Waiver Agreements are subject to ongoing conditions, including a requirement to satisfy minimum cash requirements, as amended by these Waiver Agreements, through March 31, 2025.

Non-Brokered Prospectus Offering

On January 31, 2025, the Company announced the closing of its previously announced non-brokered prospectus offering of 28,212,593 Common Shares (the “Offered Shares”) at a price of C$0.80 per Offered Share for aggregate gross proceeds to the Company of approximately C$22,570,074 (the “Offering“).

The Offered Shares were offered in each of the provinces and territories of Canada, other than Québec, pursuant to a prospectus supplement dated January 27, 2025 (the “Prospectus Supplement“) to its short form base shelf prospectus filed on June 21, 2024 (the “Shelf Prospectus“) and in the United States pursuant to the Company’s U.S. registration statement on Form F-10 (Registration No. 333-279567, which includes the Shelf Prospectus and was declared effective by the United States Securities and Exchange Commission on June 25, 2024.

On February 28, 2025 the Company closed a private placement to certain insiders of the Company of an aggregate of 997,871 Common Shares at a price of C$0.80 per share for gross proceeds of approximately C$798,297.

First Supplemental Indenture to Convertible Indenture

On February 28, 2025, the Company announced that it entered into a first supplemental indenture (the "Supplemental Indenture") to the Convertible Debenture Indenture dated February 22, 2023 (the "Indenture") between the Company and the TSX Trust Company (the “Trustee”) to finalize the proposed amendments to the terms of the Indenture as previously disclosed in the Company's news release issued on January 13, 2025.

On February 22, 2023, the Company closed a private placement offering of US$65 million principal amount of secured convertible debentures (the “Convertible Debentures”) pursuant to the Indenture.
On October 15, 2024, holders of Convertible Debentures representing not less than 66 2/3% of the principal amount of the Convertible Debentures appointed, by written resolution, a committee of the Convertible Debenture holders (the “Committee”), to exercise, and to direct the Trustee to exercise, on behalf of the Convertible Debenture holders, the powers of the Convertible Debenture holders set out in the Indenture.

On February 28, 2025, the Committee delivered to the Company and the Trustee an extraordinary resolution approved by the Committee, acting on behalf of the Convertible Debenture holders, by instrument in writing effective, to approve the amendments to the Indenture as set forth in the Supplemental Indenture and to authorize and to direct the Trustee to enter into and execute the Supplemental Indenture. The Supplement Indenture amends the Indenture, to among other things, provide as follows:

(i) that the definitions relating to the conversion prices applicable to the conversion of the accrued and unpaid interest on the Convertible Debentures were revised to provide: (a) the conversion price applicable to the a debenture holder’s right to elect to convert outstanding and accrued interest on the Convertible Debentures is equal to the volume weighted average price of the Common Shares on the (“TSX”) during the five trading days immediately preceding the date of the debenture holder’s election notice, less a discount of 15%, converted into US dollars at the Bank of Canada rate on such date; (b) the conversion price applicable to the Company’ right to elect to convert outstanding and accrued interest on the Convertible Debentures is equal to equal to the greater of (x) 85% of the average closing price of the Common Shares as measured in US dollars on the NYSE American during the 10 business days immediately preceding the date of the Company’s election notice, and (y) the volume weighted average price of Common Shares on the TSX during the five trading days immediately preceding the date of the Company’s election notice, less a discount of 15%, converted into US dollars at the Bank of Canada rate on such date;

(ii) that the Company’s right to grant security against the Cove Project would rank subordinate to the security granted to the Convertible Debenture holders; and

(iii) the Company with a redemption right in respect of all of the outstanding Convertible Debentures which allows the Company to redeem, in its sole discretion, all of the outstanding Convertible Debentures for cash at a 104% premium of the outstanding principal, along with accrued interest up to the redemption date.

Full details of the amendments are contained in the Supplemental Indenture, which is available on EDGAR (www.sec.gov) and SEDAR+ (www.sedarplus.ca) under the Company's issuer profile.

The Convertible Debentures are senior unsecured obligation of the Company and are secured on a limited recourse basis by Premier USA, the Company's wholly-owned subsidiary, with recourse limited to a pledge of all present and future limited liability company units issued by its wholly-owned subsidiary, Au-Reka LLC. The Convertible Debentures are guaranteed on a full recourse basis by Au-Reka LLC which is secured by a first ranking security over all of Au-Reka LLC's present and future real and personal property (including the Cove Project). The Convertible Debentures are not redeemable prior to their maturity date, other than as set out above.

Renewal of Third-Party Processing Agreements

On March 19, 2025 the Company confirmed it had finalized the extension of two third-party processing agreements (the “Processing Agreements”) in respect of toll milling as well as ore sales for refractory and oxide material, respectively. The toll milling agreement is an extension and amendment of a prior processing agreement which expired in the fourth quarter of 2024, while the ore sales agreement is an amended and restated version of an existing agreement. The updated toll milling agreement is now extended until December 31, 2027. As part of this renewal process, the Company also confirmed that it is targeting to have the anticipated refurbishment of its Lone Tree autoclave facility complete by December 31, 2027, to allow for all material from the Company’s underground gold mines to be processed at its autoclave facility.
The impact of the economic terms of the Processing Agreements on the anticipated life of mine cash flows for the Archimedes underground project and the Granite Creek underground project are set out in the preliminary economic assessments, also known as "Initial Assessments" for each of the Ruby Hill Projects and the Granite Creek Projects filed on EDGAR at www.sec.gov on the date hereof in accordance with S-K 1300 and Item 601 of Regulation S-K, and on SEDAR+ (www.sedarplus.ca) in accordance with NI 43-101, and previously disclosed in the Company's press releases dated February 18, 2025 and March 5, 2025, respectively.

New Gold & Silver Prepay Agreement & Working Capital Facility

On March 31, 2025 the Company entered into a new gold and silver prepay arrangement with National Bank of Canada ("National Bank") under which National Bank purchased approximately 6,800 ounces of gold and 345,000 ounces of silver from the Company for delivery to National Bank by September 30, 2025 or earlier, upon an infusion of capital in line with the recapitalization plan. The proceeds of this new prepay arrangement will be used to satisfy the March 31, 2025 gold and silver deliveries due to an affiliate of Orion Mine Finance under its respective Gold Prepay and Silver Purchase and sale agreements. The obligations under the prepay arrangement with National Bank are secured by the FAD project. In addition, the Company is finalizing a working capital facility with Auramet International, Inc. for up to $12 million, maturing in 12 months.

Available Information
General information about the Company is available through the Company’s website at https://www.i80gold.com. The Company’s press releases and filings with the SEC in the United States and on SEDAR+ in Canada are available free of charge within the Investors section of the Company’s website at https://www.i80gold.com/investors/. In addition, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that are filed electronically with the SEC. The address of that website is https://www.sec.gov. The documents that the Company files under Canadian securities law requirements are available on SEDAR+ at the following address https://sedarplus.ca. The information on or linked to the Company’s website is neither a part of nor incorporated by reference in this Annual Report or any of the Company’s other SEC filings or filings made on SEDAR+. All references to www.i80gold.com in this Annual Report are inactive textual references only and information contained at that website is not incorporated herein and does not constitute a part of this Annual Report.

ITEM 1A. RISK FACTORS

Risks Relating to the Company's Business
The Company's mining operations are inherently dangerous and various factors could result in a prolonged interruption of the Company's operations and negatively impact its business and financial condition.
Mining operations are inherently dangerous and generally involve a high degree of risk. The Company's operations are subject to all of the hazards and risks normally encountered in the exploration, development and production of gold and silver, including, without limitation, unusual and unexpected geologic formations, seismic activity, rock bursts, cave-ins, flooding, pit wall failure, mining voids and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, personal injury or loss of life, damage to property and environmental damage, all of which may result in possible legal liability. Although the Company expects that adequate precautions to minimize risk will be taken, mining operations are subject to hazards such as fire, rock falls, geomechanical issues, equipment failure, failure of retaining dams around tailings disposal areas and instability of historical tailings, which may result in environmental pollution and consequent liability. The occurrence of any of these events could result in a prolonged interruption of the Company's operations that would have a material adverse effect on its business, financial condition, results of operations and prospects.
The Company's current and proposed exploration and development programs may not result in profitable commercial mining operations and, due to factors beyond its control, may result in the Company not receiving an adequate return on invested capital.
Development of any of the Company's exploration and development-stage mineral projects will only follow upon, among other things, obtaining satisfactory exploration results and the completion of feasibility or other economic studies. The exploration and development of mineral deposits involve significant financial risks over a significant period of time, which even a combination of careful evaluation, experience and knowledge may not eliminate. Few properties that are explored are ultimately developed into producing mines. Major expenses may be required to establish reserves by drilling and to construct mining and processing facilities at a site. It is impossible to ensure that the current or proposed exploration programs on exploration properties in which the Company has an interest will result in a profitable commercial mining operation.
The economics of exploring and developing mineral properties are affected by many factors, including capital and operating costs, variations of the grades and tonnages of ore mined, fluctuating mineral market prices, costs of mining and processing equipment, and such other factors as government regulations, allowable production, importing and exporting of minerals and environmental protection. Whether developing a producing mine is economically feasible will depend upon numerous factors, most of which are beyond the control of the Company, including the availability and cost of required development capital, movement in the price of commodities, securing and maintaining title to mining tenements, as well as obtaining all necessary consents, permits and approvals for the development of the mine. Should a producing mine be developed at any of the Company's exploration or development-stage mineral properties, other factors will ultimately impact whether mineral extraction and processing can be conducted economically, including actual mineralization, consistency and reliability of ore grades and future commodity prices, as well as the effective design, construction and operation of processing facilities. The Company's operating expenses and capital expenditures may increase in subsequent years as consultants, personnel and equipment associated with advancing exploration, development and commercial production of its properties are added. The effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital. Although the Company evaluates these risks and carries insurance policies to mitigate the risk of loss where economically feasible, not all of these risks are reasonably insurable and insurance coverages may contain limits, deductibles, exclusions and endorsements. The Company cannot assure that its coverage will be sufficient to meet its needs. Such a loss may have a material adverse effect on the Company.
Even if the development of one of the Company's projects is found to be economically feasible and approved by the Board, such development will require obtaining permits and financing, and the construction and operation of mines, processing plants and related infrastructure, including road access. As a result, the Company will be subject to all of the risks associated with establishing new mining operations, including those described above. The costs, timing and complexities of developing its projects may be greater than anticipated because such property interests are not located in developed areas, and, as a result, its property interests are not currently served by appropriate road access, water and power supply and other support infrastructure. Cost estimates may increase significantly as more detailed engineering work is completed on a project. It is common in new mining operations to experience unexpected costs, problems and delays during construction, development and mine start-up. In addition, delays in the early stages of mineral production often occur. Accordingly, the Company cannot provide assurance that its activities will result in profitable mining operations at its mineral properties.
The estimation of mineral reserves and mineral resources may be imprecise and depends upon subjective factors. Estimated mineral reserves and mineral resources may not be realized in actual production. The Company's results of operations and financial position may be adversely affected by inaccurate estimates.
Mineral reserves and mineral resources are estimates only, and no assurance can be given that the anticipated tonnages and grades will be achieved, that the indicated level of recovery will be realized or that mineral reserves can be mined or processed profitably. Mineral reserve and mineral resource estimates may be materially affected by environmental, permitting, legal, title, taxation, sociopolitical, marketing and other relevant issues. There are numerous uncertainties inherent in estimating mineral reserves and mineral resources, including many factors beyond the Company's control. Such estimation is a subjective process and the accuracy of any mineral reserve or mineral resource estimate is a function of the quantity and quality of available data, the nature of the ore body and of the assumptions made and judgments used in engineering and geological interpretation. These estimates may require adjustments or downward revisions based upon further exploration or development work or actual production experience.

Fluctuations in gold or silver prices, results of drilling, metallurgical testing and production, the evaluation of mine plans after the date of any estimate, permitting requirements or unforeseen technical or operational difficulties may require revision of mineral reserve and mineral resource estimates. Prolonged declines in the market price of gold (or applicable by-product metal prices) may render mineral resources containing relatively lower grades of mineralization uneconomical to recover and could materially reduce the Company's mineral resources. Should reductions in mineral resources or mineral reserves occur, the Company may be required to take a material write-down of its investment in mining properties, reduce the carrying value of one or more of its assets or delay or discontinue production or the development of new projects, resulting in increased net losses and reduced cash flow. Mineral resources and mineral reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. There is a degree of uncertainty attributable to the calculation and estimation of mineral resources and mineral reserves and corresponding grades being mined, and, as a result, the volume and grade of mineral reserves mined and processed and recovery rates may not be the same as currently anticipated. Any material reductions in estimates of mineral reserves and mineral resources, or of the Company's ability to extract these mineral reserves, could have a material adverse effect on the Company's results of operations and financial condition.
Mineral resources are not mineral reserves and have a greater degree of uncertainty as to their existence and feasibility. There is no assurance that mineral resources will be upgraded to proven or probable mineral reserves.
The Company's mineral resources do not have demonstrated economic viability and may never be classified as proven or probable mineral reserves.
Mineral resources that are not mineral reserves do not have demonstrated economic viability. There is no assurance that the mineral resources estimated by the Company will ever be classified as proven or probable mineral reserves as a result of continued exploration. In addition, mineral resources that are classified as inferred mineral resources are considered too speculative geologically to have economic considerations applied to them to enable them to be categorized as mineral reserves. Due to the uncertainty which may attach to inferred mineral resources, there is no assurance that the estimated tonnage and grades as stated will be achieved or that they will be upgraded to measured and indicated mineral resources or proven and probable mineral reserves as a result of continued exploration.
Fluctuating commodity prices may result in the Company not receiving an adequate return on invested capital and a loss of all or part of an investment in securities of the Company may result.
Upon achieving commercial, the Company's profitability will be dependent upon the market price of gold and any other metals contained in minerals discovered. Historically, gold prices have fluctuated widely and are affected by numerous external factors beyond the Company's control, including industrial and retail demand, central bank lending, sales and purchases of gold, forward sales of gold by producers and speculators, production and cost levels in major producing regions, short-term changes in supply and demand because of speculative hedging activities, confidence in the global monetary system, expectations of the future rate of inflation, the strength of the U.S. dollar (the currency in which the price of gold is generally quoted), interest rates, terrorism and war, the spread of communicable diseases and other global or regional political or economic events. Gold and silver prices have fluctuated widely and are sometimes subject to rapid short-term changes because of speculative activities. The exact effect of these factors cannot be accurately predicted, but any one of, or any combination of, these factors may result in the Company not receiving an adequate return on invested capital and a loss of all or part of an investment in securities of the Company may result.
Failure to further develop the Company's anticipated three underground mines and two potential open pit projects may result in a material adverse effect on the Company's business, financial condition, results of operations, cash flows and prospects.
The ability of the Company to sustain or increase its present level of gold and silver production is dependent, in part, on the success of its projects. Each of the Ruby Hill, Granite Creek and Lone Tree properties include ongoing extraction, with residual leaching of historic leach pads at Lone Tree and Ruby Hill producing minor amounts of gold. Cove is an exploration stage project. Risks and unknowns inherent in all projects include, but are not limited to: the accuracy of mineral reserve and mineral resource estimates; metallurgical recoveries; geotechnical and other technical assumptions; capital and operating costs of ongoing production of these projects; the future price of gold and silver; environmental compliance regulations and restraints; political climate and/or governmental regulation and control; the accuracy of engineering; the ability to manage large-scale construction and scoping of major projects, including delays, aggressive schedules and unplanned events and conditions. The significant capital expenditures and long time period required to further develop these projects are considerable and changes in costs and market conditions or unplanned events or construction schedules can affect project economics. The Company's ability to maintain licenses to operate these projects is also important to the success of these projects. Actual costs and economic returns may differ materially from estimates prepared by the Company, or the Company could fail or be delayed in obtaining all approvals necessary for execution of these projects, in which case, any or all of the projects may not proceed either on its original timing or at all. In addition, none of the Ruby Hill Projects, the Granite Creek Projects, Cove Project or the Lone Tree Project may demonstrate attractive economic feasibility at low gold or silver prices.
The capital costs for each of the Ruby Hill Projects, the Granite Creek Projects, Cove Project and the Lone Tree Project may outweigh the Company's capital, financial and staffing capacity and may adversely affect the development of these projects. The inability to further develop these projects could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows or prospects.
Projects also require the successful completion of feasibility studies, the resolution of various fiscal, tax and royalty matters, the issuance of, and compliance with, necessary governmental permits and the acquisition of satisfactory surface or other land rights. It may also be necessary for the Company to, among other things, find or generate suitable sources of water and power for the project, ensure that appropriate community infrastructure is developed by third parties to support the project and to secure appropriate financing to fund these expenditures. It is also not unusual in the mining industry for mining operations to experience unexpected problems during the start-up phase, resulting in delays and requiring the investment of more capital than anticipated.

If the Company is not able to obtain any additional financing required to develop the Lone Tree Project, the Cove Project, the Granite Creek Projects, or the Ruby Hill Projects, it may be required to reduce the scope of its planned business objectives, which may have a material adverse effect on its future prospects.
The Company will have various capital requirements and exploration and development expenditures as it proceeds to expand exploration, accelerate permitting and development activities at its mineral properties (including the anticipated refurbishment and retrofit of the Lone Tree facilities), develop any such properties or take advantage of opportunities for acquisitions, joint ventures or other business opportunities that may be presented to it. Funds from mining operations at the Granite Creek Underground Project is not expected to be sufficient to fund the capital requirements of the Ruby Hill Projects, the Lone Tree Project or the Cove Project. The continued exploration and future development of the Company's exploration and development-stage properties will therefore depend on the Company's ability to obtain the required financing. In particular, any potential development of its projects will require substantial capital commitments, which the Company cannot currently quantify with certainty and may not currently have in place. The Company can provide no assurance that it will be able to obtain financing on favorable terms or at all.

In addition, the Company may incur substantial costs in pursuing future capital requirements, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. The ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the gold industry in particular), the price of gold on the commodities markets (which will impact the amount of asset-based financing available) and/or the loss of key management personnel. If the Company is unable to obtain additional financing as needed, it may not be able to move forward with its planned exploration and development activities at the Ruby Hill Projects, the Lone Tree Project, the Cove Project and the Granite Creek Projects. Any of the foregoing could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows or prospects.
The Company may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under such indebtedness, which may not be successful.
The Company's ability to make scheduled payments of the principal of, to pay interest on or to refinance its indebtedness depends on the Company's future performance, which is subject to economic, financial, competitive and other factors, many of which are not under the control of the Company. Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due, including, among others, debt repayments, interest payments and contractual commitments.
The Company may not continue to generate cash flow from operations in the future sufficient to service the debt and make necessary capital expenditures. If the Company is unable to generate such cash flow, it may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. The Company's ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time. The Company may not be able to engage in any of these activities, or engage in these activities on desirable terms, which could result in a default on its debt obligations.
In addition, the Company's arrangements with Orion and a fund managed by Sprott Asset Management USA, Inc. ("Sprott"), National Bank of Canada and Auramet International Inc. and the Convertible Debentures require the Company to satisfy various affirmative and negative covenants and to meet certain financial ratios and tests. These covenants limit, among other things, the Company's ability to incur further indebtedness, create certain liens on assets, or engage in certain types of transactions. There are no assurances that the Company will not, as a result of such covenants, be limited in its ability to respond to changes in its business or competitive activities, or be restricted in its ability to engage in mergers, acquisitions or dispositions of assets. Furthermore, a failure to comply with such covenants could result in an event of default under any debt instruments, which may allow the lenders thereunder to accelerate repayment obligations or enforce security, if any.
Failure to achieve capital and operational cost estimates could have an adverse impact on the Company's future cash flows and financial condition.
Decisions about the development of the Company's mineral properties in the future will ultimately be based upon technical studies. Technical studies derive estimates of cash operating costs based upon, among other things: anticipated tonnage, grades and metallurgical characteristics of the ore to be mined and processed; anticipated recovery rates of gold, silver and other metals from the ore; cash operating costs of comparable facilities and equipment; and anticipated climatic conditions.
It is important to note that the economic parameters described in technical studies include a number of assumptions and estimates that could prove to be incorrect. For example, capital costs, operating costs, production and economic returns and other estimates contained in studies or estimates prepared by or for the Company may differ significantly from those anticipated by the Company's current studies and estimates, and there can be no assurance that the Company's actual operating costs will not be higher than currently anticipated. The Company's actual costs may vary from estimates for a variety of reasons, including: short-term operating factors; revisions to mine plans; risks and hazards associated with mining; natural phenomena, such as inclement weather conditions, water availability, floods and earthquakes; the outbreak of communicable diseases; and unexpected labor shortages or strikes. Operational costs may also be affected by a variety of factors, including: changing waste-to-ore ratios; ore grade metallurgy; labor costs; the cost of commodities; general inflationary pressures; currency exchange rates; availability and terms of financing; difficulty of estimating construction costs over a period of years; delays in obtaining environmental or other government permits; and potential delays related to social and community issues. Many of these factors are beyond the Company's control. Failure to achieve estimates or material increases in costs could have an adverse impact on the Company's future cash flows, business, results of operations and financial condition.
Furthermore, delays in the construction and commissioning of mining projects or other technical difficulties may result in even further capital expenditures being required. Any delay in the development of a project or cost overruns or operational difficulties once the project is fully developed may have a material adverse effect on the Company's business, results of operations and financial condition.

Forecasts of future production are estimates and actual production may be less than estimated, which could have a material adverse effect on the Company's results of operations and financial condition.
Forecasts of future production at the Company's mineral projects are estimates prepared by senior management of the Company and are based on interpretation and assumptions and actual production may be less than estimated. The ability of the Company to achieve and maintain the production rates on which such estimates are based is subject to a number of risks and uncertainties. Production estimates for all of the Company's mineral projects are dependent on, among other things, the accuracy of mineral reserve and mineral resource estimates, the accuracy of assumptions regarding ore grades and recovery rates, ground conditions, and the physical characteristics of ores, such as hardness and the presence or absence of particular metallurgical characteristics, and the accuracy of estimated rates and costs of mining and processing. Actual production at the Company's mineral projects may vary from estimates prepared by the Company for a variety of reasons. The failure to achieve production estimates could have a material adverse effect on the Company's results of operations and financial condition. There is no guarantee that anticipated production costs will be achieved at any of the Company's mineral projects. Failure to achieve anticipated production costs could have a material adverse impact on the Company's ability to repay any loans and generate revenue and cash flow to fund operations and future profitability.
Reliance on Third-Party Processing Agreements
Pursuant to the autoclave toll milling agreement dated October 14, 2021 (the "Toll Milling Agreement"), involving Osgood LLC and a third party processor, (the "Processor"), the Processor agreed to process up to an aggregate of 1,000 tons/day of ore produced from the Granite Creek Project at its autoclave facilities, until the earlier of (i) the date the Lone Tree autoclave becomes fully operational, and (ii) October 14, 2024, subject to extension by mutual agreement between the parties. In March of 2025, a new toll milling (autoclave) agreement was entered into with the Processor for a term expiring on December 31, 2027, with Ruby Hill Mining Company, LLC included as a party thereto (the "New Toll Milling Agreement").
The Company anticipates that it will process refractory material from its Granite Creek underground mine and Archimedes underground mine at the Processor's autoclave facility until such time that the Lone Tree autoclave facility is operational. Based on the Company's present estimates, and dependent on the results of a forthcoming refurbishment study, the Company's Lone Tree autoclave is targeted for completion by the end of 2027. If the Lone Tree autoclave refurbishment is not completed by December 31, 2027, there is no certainty that the Company will be able to arrive at a mutual agreement for extension of the New Toll Milling Agreement with the Processor. In such circumstances, if the Company is unable to obtain an extension of the New Toll Milling Agreement in a timely manner (or at all), the Company will be required to seek other arrangements for the processing of refractory material from its Granite Creek and Archimedes underground operations. There can be no certainty that such arrangement can be reached in a timely manner (or at all) on terms that are acceptable to the Company. If an extension of the New Toll Milling Agreement or an alternative arrangement cannot be obtained, the Company's underground operations at Granite Creek and Archimedes will be disrupted until such time as an extension or alternative arrangement can be reached. In addition, as the Company is dependent on third parties' autoclave facilities, there can be no assurance that there will not be interruptions in production capabilities and/or increase in production costs or reduction in profitability as a result of toll milling arrangements.
Any interruptions in the Company's ability to process refractory material from its Granite Creek and Archimedes operations, will have a material adverse effect on the Company's results of operations and financial performance and condition.
The Company may continue to have negative cash flow from operating activities in future periods.
The Company had negative cash flow from operating activities for the year ended December 31, 2024. The Company cannot guarantee that it will have positive or negative cash flow from operating activities in future periods. The Company cannot provide any assurances that it will achieve sufficient revenues (if at all) or maintain profitability or positive cash flow from operating activities. If the Company does not achieve or maintain profitability or positive cash flow from operating activities, then there could be a material adverse effect on the Company's business, financial condition and results of operation, and the Company may need to deploy a portion of its working capital to fund such negative operating cash flows or seek additional sources of funding.
The Company is dependent on a small number of key employees. The loss of one or more of these key employees, if not replaced, could have a material adverse effect on the Company's business, results of operations and financial condition.
The Board and management of the Company currently consist of a relatively small number of key personnel, the loss of any of whom could have a material adverse effect on its operations. There is intense competition for engineers, geologists and persons with mining expertise. The ability of the Company to hire and retain engineers, geologists and persons with mining expertise is key to its mining operations. Further, relations with employees may be affected by changes in the scheme of labor relations that may be introduced by the relevant governmental authorities in the jurisdictions in which the Company's mining operations are conducted. Changes in such legislation or otherwise in the Company's relationships with its employees may result in strikes, lockouts or other work stoppages, any of which could have a material adverse effect on the Company's mining operations, results of operations and financial condition.
The Company does not have in place formal programs for succession and training of management and does not have key person insurance on such individuals, which insurance would provide the Company with insurance proceeds in the event of their death. Without key person insurance, the Company may not have the financial resources to develop or maintain its business until it replaces the individual. The loss of one or more of these key employees, if not replaced, could have a material adverse effect the Company's business, results of operations and financial condition.
Failure to retain directors and senior management could have material adverse effect on the Company and its prospects.
The success of the Company is largely dependent on the performance of the Board and senior management. There is no assurance that the Company can maintain the services of the Board and management or other qualified personnel required to operate its business. Failure to do so could have a material adverse effect on the Company and its prospects.

The Company relies on third parties for important relationships and services. Any loss of one or more of these key business alliances or contracts could adversely impact the Company and its business, operating results and prospects.
The Company relies significantly on strategic relationships with other entities. The Company also relies on good relationships with regulatory and governmental departments and upon third parties to provide essential contracting services. There can be no assurance that the Company's existing relationships will continue to be maintained or that new ones will be successfully formed, and the Company could be adversely affected by changes to such relationships or difficulties in forming new ones. Any circumstance which causes the early termination or non-renewal of one or more of these key business alliances or contracts could adversely impact the Company, its business, operating results and prospects.
The Company's financial statements may not reflect what the Company's financial position, results of operations or cash flows will be in the future.
The Company believes that management has made reasonable assumptions underlying the Company's financial statements, such as expenses related to employee benefits, finance, human resources, legal, information technology and executive management. However, because the Company's financial statements are based on certain assumptions, the Company's financial statements may not reflect what the Company's financial position, results of operations or cash flows will be in the future.
There can be no assurance that the Company's title to mineral projects will be secured or that it will not be affected by an unknown title defect.
The acquisition of title to mineral projects is a very detailed and time-consuming process. Although the Company has taken precautions to ensure that legal title to its property interests is properly recorded in the name of the Company where possible, there can be no assurance that such title will ultimately be secured. Furthermore, there is no assurance that the interests of the Company in any of its properties may not be challenged or impugned. Title insurance is generally not available for mineral properties and the Company has a limited ability to ensure that it has obtained secure claim to individual mineral claims. While the Company intends to take all reasonable steps to maintain title to its mineral properties, there can be no assurance that the Company will be successful in extending or renewing mineral rights on or prior to expiration of their term, or that the title to any such properties will not be affected by an unknown title defect.
The Company's activities are subject to extensive governmental regulation. The costs and delays associated with obtaining necessary licenses and permits from governmental bodies could stop or materially delay or restrict the Company from proceeding with the development of an exploration project, which in turn could have a material adverse effect on its business.
Exploration, development and mining of minerals are subject to extensive federal, provincial, state and local laws and regulations governing acquisition of the mining interests, prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, water use, land use, environmental protection and remediation, endangered and protected species, mine safety and other matters. No assurance can be given that new rules and regulations will not be enacted or that existing rules and regulations will not be applied or amended in a manner that could have a material adverse effect on the business, financial condition and results of operations of the Company.
The costs and delays associated with obtaining necessary licenses and permits and complying with these licenses and permits and applicable laws and regulations could stop or materially delay or restrict the Company from proceeding with the development of an exploration project. Any failure to comply with applicable laws and regulations or licenses and permits, even if inadvertent, could result in interruption or closure of exploration, development or mining operations or material fines, penalties or other liabilities. The Company may be required to compensate those suffering loss or damage by reason of its mining operations and may have civil or criminal fines or penalties imposed for violations of such laws, regulations and permits.
In addition, any changes in government policy may result in changes to laws affecting ownership of assets, mining policies, monetary policies, taxation, royalty rates, rates of exchange, environmental regulations, labor relations and return of capital. This may affect both the ability of the Company to undertake exploration and development activities in respect of present and future properties in the manner currently contemplated, as well as the ability of the Company to continue to explore, develop and operate those properties in which it has an interest or in respect of which it has obtained exploration and development rights to date. The possibility that future governments may adopt substantially different policies, which might extend to expropriation of assets, cannot be ruled out.
Public Health Risks
The Company's business, operations and financial condition could be materially adversely affected by the outbreak of epidemics or pandemics or other health crises. On March 11, 2020, the outbreak of the novel strain of coronavirus, specifically identified as "COVID-19", was classified as a global pandemic, which resulted in governments enacting emergency measures to combat the spread of the virus. These measures, which included the implementation of travel bans, self-imposed quarantine periods and social distancing, caused material disruption to businesses globally resulting in an economic slowdown. While the Company experienced minimal disruption to its operations during the COVID-19 pandemic, there may be impacts in the future on the Company's operations, key suppliers, supply chain, and cash flows, the Company's ability to raise financing or the pricing of such financing should another pandemic or health crises occur.
Interference in the maintenance or provision of the Company's infrastructure could adversely affect the Company's operations, financial condition and results of operations.
Mining, processing, development and exploration activities depend, to one degree or another, on adequate infrastructure. Reliable roads, railways, power sources and water supply are important determinants affecting capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect the Company's operations, financial condition and results of operations.

Labor difficulties might result in the Company not meeting its business objectives.
Factors such as work slowdowns or stoppages caused by, among other things, the attempted unionization of operations and difficulties in recruiting qualified miners and hiring and training new miners could materially adversely affect the Company's business. This would have a negative effect on the Company's business and results of operations, which might result in the Company not meeting its business objectives.
Failure to maintain or obtain permits and licenses could cause increases in exploration expenses, capital and operating expenditures or require abandonment or delays in development or exploitation of mining properties.
The Company is required to maintain in good standing a number of permits and licenses from various levels of governmental authorities in connection with the development and operations at its mineral properties.
Although the Company has all required permits for its current state of operations, there is no assurance that delays will not occur in the renewal of certain permits and there is no assurance that the Company will be able to obtain additional permits for any possible future changes to operations or additional permits associated with new legislation. There is also no assurance that the Company can obtain, or that there will not be delays in obtaining, the environmental approval or permits necessary to develop any future projects.
To the extent such approvals or consents are required and are delayed or not obtained, the Company may be curtailed or prohibited from continuing its operations or proceeding with any further development. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions. Parties engaged in mining operations or in the exploration, development or exploitation of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.
Amendments to current laws, regulations and permits governing operations and activities of mining and exploration companies or more stringent implementation thereof could have a material adverse impact on the Company and cause increases in exploration expenses and/or capital and operating expenditures or require abandonment or delays in development or exploitation of mining properties.
The Company's operations are subject to extensive environmental regulation and non-compliance with any laws could result in enforcement actions and cause operations to cease or be curtailed or lead to significant financial exposure.
The operations of the Company are subject to environmental regulations promulgated by government agencies from time to time and primarily the Nevada Division of Environmental Protection. Environmental legislation provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailings disposal areas, which would result in environmental pollution. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental hazards may exist on the properties on which the Company holds interests which are unknown to the Company at present, and which have been caused by previous or existing owners or operators of the properties. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions. Parties engaged in exploration or mining operations may be required to compensate those suffering loss or damage by reason of the exploration or mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws.
Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on the Company and cause increases in exploration expenses, capital expenditures or production costs, reduction in levels of production at producing properties, or abandonment or delays in development of new mining properties. The potential financial exposure may be significant.
The Company is subject to land reclamation requirements. If the Company is required to carry out unanticipated reclamation work, its financial position could be adversely affected.
Land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long-term effects of land disturbance. Reclamation may include requirements to treat ground and surface water to drinking water standards, control dispersion of potentially deleterious effluents and reasonably re-establish pre-disturbance landforms and vegetation.
In order to carry out reclamation obligations imposed on the Company in connection with exploration, potential development and production activities, the Company may be required to allocate financial resources that might otherwise be spent on further exploration and development programs. In addition, regulatory changes could increase the Company's obligations to perform reclamation and mine closing activities. If the Company is required to carry out unanticipated reclamation work, the Company's financial position could be adversely affected.

If the Company is not able to arrange for, or continue to obtain, surety bonds in favor of government agencies, it could adversely affect the Company's business, financial condition and results of operations.
The Company, in the ordinary course of its operations and developments, is required to issue financial assurances including surety bonds and/or bank guarantee instruments, in favor of government agencies as financial support for environmental reclamation and exploration permitting at its properties. The Company’s ability to provide such assurances is subject to external financial and credit markets and assessments, and its own financial position. If the Company is not able to arrange for, or continue to obtain, satisfactory surety bonds in favor of government agencies, as financial support for environmental reclamation and exploration permitting at its properties, this could adversely affect the Company's business, financial condition and results of operations.
There are significant hazards associated with mining activities, some of which may not be fully covered by insurance. The Company might become subject to liability for hazards which it may not be insured against and could incur significant costs from the losses arising out of such events.
The Company's business is subject to production and operational risks that could have a material adverse effect on the financial condition, results of operations or cash flows of the Company and the Company's insurance may not cover these risks and hazards adequately or at all.
Mining and metals processing involve significant production and operational risks normally encountered in the exploration, development and production of gold and other base or precious metals, some of which are outside of the Company's control, including, without limitation, the following: unanticipated ground and water conditions; adverse claims to water rights and shortages of water to which the Company has rights; adjacent or adverse land or mineral ownership that results in constraints on current or future mine operations; geological problems, including seismic activity, earthquakes and other natural disasters; metallurgical and other processing problems; unusual or unexpected mineralogy or rock formations; ground or slope failures; tailings design or operational issues, including dam breaches or failures; structural cave-ins, wall failures or rock-slides; flooding or fires; equipment failures; periodic interruptions due to inclement or hazardous weather conditions or operating conditions and other force majeure events; lower than expected ore grades or recovery rates; accidents; delays in the receipt of or failure to receive necessary government permits; delays in transportation; the results of litigation, including appeals of agency decisions; interruption of energy supply; labor disputes; inability to obtain satisfactory insurance coverage; the availability of drilling and related equipment in the area where mining operations will be conducted; and the failure of equipment/processes to operate in accordance with specifications or expectations.
These risks could result in damage to, or destruction of, the any of the Company's mineral projects, resulting in partial or complete shutdowns, personal injury or death, environmental or other damage to properties of the Company or others, delays in mining, reduced production, monetary losses and potential legal liability. Milling operations are subject to hazards, such as equipment failure or failure of retaining dams around tailings disposal areas that may result in personal injury or death, environmental pollution and consequential liabilities. In addition, the Company relies on a few key vendors for its operations. A breach of the applicable contract by any of these vendors, a significant dispute with any of these vendors, a force majeure event or other operational or financial issues affecting one or more of these vendors, including labor strikes or work stoppages, or any other event that would significantly impede the ability of these vendors to perform their contractual obligations to the Company or that would have a significant negative impact on the Company's contractual relationship with them would adversely affect the ability of the Company to produce its primary products, which could have a material impact on the Company's financial condition and results of operations.
Although the Company may maintain insurance to protect against certain risks in such amounts as it considers to be reasonable, its insurance will not cover all the potential risks associated with its operations and insurance obtained may contain exclusions and limitations on coverage. In addition, although certain risks are insurable, the Company may be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or, if available, may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration, development and production is not generally available to the Company or to other companies in the mining industry on acceptable terms. The Company might also become subject to liability for pollution or other hazards which it may not be insured against or which the Company may elect not to insure against because of premium costs or other reasons. Losses from these events may cause the Company to incur significant costs that could have a material adverse effect upon its business, consolidated financial condition and results of operations.
Existing or future competition in the mining industry could materially adversely affect the Company's prospects for mineral exploration and success in the future.
There is significant competition in the precious metals mining industry for mineral rich properties that can be developed and produced economically, the technical expertise to find, develop and operate such properties, the labor to operate the properties and the capital for the purpose of funding such properties. Many competitors not only explore for and mine precious metals but conduct refining and marketing operations on a global basis. As a result of this competition, some of which is with large established mining companies with substantial capabilities and greater financial and technical resources than the Company, the Company may be unable to acquire desired properties, to recruit or retain qualified employees or to acquire the capital necessary to fund its operations and develop its projects. Existing or future competition in the mining industry could materially adversely affect the Company's prospects for mineral exploration and success in the future. Increased competition can result in increased costs and lower prices for metal and minerals produced and reduced profitability. Consequently, the revenues of the Company, its operations and financial condition could be materially adversely affected.
From time to time, several companies may participate in the acquisition, exploration and development of natural resource properties, thereby allowing for their participation in larger programs, permitting involvement in a greater number of programs and reducing financial exposure in respect of any one program. It may also occur that a particular company will assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment. In determining whether or not the Company will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the degree of risk to which the Company may be exposed and its financial position at that time.

The Company may fail to select appropriate acquisition targets and may not be able to integrate any acquired businesses and their workforce into the Company.
The Company will continue to seek new resource properties and development opportunities in the mining industry. In pursuit of such opportunities, the Company may fail to select appropriate acquisition targets or negotiate acceptable arrangements, including arrangements to finance acquisitions or integrate the acquired businesses and their workforce into the Company. Ultimately, any acquisitions would be accompanied by risks, which could include changes in commodity prices, difficulty with integration, failure to realize anticipated synergies, significant unknown liabilities, delays in regulating approvals and exposure to litigation. Any material issues that the Company encounters in connection with an acquisition could have a material adverse effect on its business, results or operations and financial position.
There may be undisclosed risks and liabilities relating to the Company's acquisitions.
While the Company conducted substantial due diligence of the acquisitions of its various projects, including the acquisitions of the Granite Creek Project, the Ruby Hill Project, the Lone Tree Project, and the FAD Project (collectively, the "Acquisitions"), there are risks inherent in any acquisition. Specifically, there could be unknown or undisclosed risks or liabilities relating to these projects for which the Company is not indemnified pursuant to the provisions of the agreements relating to the Acquisitions. Any such unknown or undisclosed risks or liabilities could have a material adverse effect on its business, results of operations and financial position. The Company could encounter additional transaction and integration related costs or other factors, such as the failure to realize all of the benefits anticipated in the Acquisitions. All of these factors could cause dilution to the Company's earnings per share or decrease or delay the anticipated accretive effect of the Acquisitions and cause a decrease in the market price of the Common Shares.
The anticipated benefits of the Company's Acquisitions may not be realized.
There can be no assurance that management of the Company will be able to fully realize the expected benefits of the Acquisitions. There is a risk that some or all of the expected benefits will fail to materialize or may not occur within the time periods anticipated by management of the Company. The realization of such benefits may be affected by a number of factors, many of which are beyond the control of the Company.
The Company's directors and officers may be subject to conflicts of interest in their capacities as directors and officers of other public resource companies.
The directors and officers of the Company may serve as directors or officers of other public resource companies or have significant shareholdings in other public resource companies. Situations may arise in connection with potential acquisitions and investments where the other interests of these directors and officers may conflict with the interests of the Company.
The Company is subject to the ESTMA, and any non-compliance thereof could lead to significant fines and sanctions.
The Canadian Extractive Sector Transparency Measures Act ("ESTMA"), which became effective June 1, 2015, requires public disclosure of payments to governments by mining and oil and gas companies engaged in the commercial development of oil, gas and minerals who are either publicly listed in Canada or with business or assets in Canada. Mandatory annual reporting is required for extractive companies with respect to payments made to foreign and domestic governments at all levels, including entities established by two or more governments. ESTMA requires reporting on the payment of any taxes, royalties, fees, production entitlements, bonuses, dividends, infrastructure improvement payments and any other prescribed payment over $100,000. Failure to report, false reporting or structuring payments to avoid reporting may result in fines of up to $250,000 (which may be concurrent). If the Company becomes subject to an enforcement action or is in violation of ESTMA, this may result in significant penalties, fines and/or sanctions, which may have a material adverse effect on the Company's reputation.
The Company's success depends on developing and maintaining relationships with local communities and other stakeholders, which cannot be guaranteed.
The Company's relationships with the communities in which it operates are critical to the future success of its existing operations and the construction and development of its projects. In recent years, there has been ongoing and potentially increasing public concern relating to the effects of resource extraction on the natural landscape, communities and the environment. Certain non-governmental organizations, public interest groups and reporting organizations ("NGOs") who oppose globalization and resource development can be vocal critics of the mining industry and its practices, including the use of cyanide and other hazardous substances in processing activities. In addition, there have been many instances in which local community groups have opposed resource extraction activities, resulting in disruption and delays to the relevant operations. Adverse publicity generated by such NGOs or others related to the mining industry, or to extractive industries generally, could have an adverse effect on the Company's reputation or financial condition and may impact its relationship with the communities in which it operates. While the Company seeks to operate in a socially responsible manner and believes it has good relationships with local communities in the regions in which it operates, there is no guarantee that its efforts in this respect will mitigate this potential risk. NGOs or local community groups could direct adverse publicity against and/or disrupt the operations of the Company in respect of one or more of its properties, despite the Company's successful compliance with social and environmental best practices. Any such actions and the resulting media coverage could have adverse effects on the reputation and financial condition of the Company or its relationships with the communities in which it operates, which could have a material adverse effect on the business, financial condition, results of operations, cash flows or prospects of the Company.
The Company's ability to successfully obtain key permits and approvals to explore for, develop and operate mines and to successfully operate in Nevada will likely depend on its ability to develop, operate and close mines in a manner that is consistent with the creation of social and economic benefits in the surrounding communities, which may or may not be required by law. Mining operations should be designed to minimize the negative impact on such communities and the environment, for example, by modifying mining plans and operations or by relocating those affected to an agreed location. The cost of these measures could increase capital and operating costs and therefore could have an adverse impact upon the Company's financial condition and operations. The Company seeks to promote improvements in health and safety, human rights, environmental performance and community relations. However, the Company's ability to operate could be adversely impacted by accidents or events detrimental (or perceived to be detrimental) to the health, safety and well-being of the Company's employees, human rights, the environment or the communities in which the Company operates.

The Company may become subject to disputes with third parties and an inability to resolve these disputes favorably could have a material adverse impact on the Company's business and financial condition.
The Company may become involved in disputes with third parties in the future that may result in litigation. The results of litigation cannot be predicted with certainty and defense and settlement costs of legal claims can be substantial, even with respect to claims that have no merit. If the Company is unable to resolve these disputes favorably, or if the cost of the resolution is substantial, such events may have a material adverse impact on the Company's business, rights, financial condition, results of operations, cash flows or prospects.
Damage to the Company's image and reputation may lead to decreased investor confidence and impede the Company's ability to advance its projects.
Damage to the Company's reputation can be the result of the actual or perceived occurrence of any number of events and could include any negative publicity, whether true or not. Although the Company places a great emphasis on protecting its image and reputation, it does not ultimately have direct control over how it is perceived by others. Reputation loss may lead to increased challenges in developing and maintaining community relations and decreased investor confidence and may act as an impediment to the Company's overall ability to advance its projects, thereby having a material adverse impact on financial performance, cash flows and growth prospects.
Climate change could have a material adverse impact on the Company's business and results of operations.
There is significant evidence of the effects of climate change on our planet and an intensifying focus on addressing these issues. Climate change is a global challenge that may have both favorable and adverse effects on our business in a range of possible ways. Mining and processing operations are energy intensive and result in a carbon footprint either directly or through the purchase of fossil-fuel based electricity. As such, the Company is impacted by current and emerging policy and regulation relating to greenhouse gas emission levels, energy efficiency, and reporting of climate-change related risks. While some of the costs associated with reducing emissions may be offset by increased energy efficiency, technological innovation, or the increased demand for our metals as part of technological innovations, the current regulatory trend may result in additional transition costs at some of our operations. Governments are introducing climate-change legislation and treaties at the international, national, and local levels, and regulations relating to emission levels and energy efficiency are evolving and becoming more rigorous. Current laws and regulatory requirements are not consistent across the jurisdictions in which we operate, and regulatory uncertainty is likely to result in additional complexity and cost in our compliance efforts. Public perception of mining is, in some respects, negative and there is increasing pressure to curtail mining in many jurisdictions as a result, in part, of perceived adverse effects of mining on the environment and on local communities. Concerns around climate change may also affect the market price of our Common Shares as institutional investors and others may divest interests in industries that are thought to have more environmental impacts. While the Company is committed to operating responsibly and reducing the negative effects of our operations on the environment, our ability to reduce emissions and energy and water usage by increasing efficiency and adopting new innovation is constrained by technological advancement, operational factors, and economics. Adoption of new technologies, the use of renewable energy, and infrastructure and operational changes necessary to reduce water usage may also increase our costs significantly. Concerns over climate-change, and our ability to respond to regulatory requirements and societal pressures, may have significant impacts on our operations and our reputation and may even result in reduced demand for our products.
The physical risks of climate change could also adversely impact our operations. These risks include, among other things, extreme weather events, resource shortages, changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, and extreme temperatures. Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters, such as hurricanes, earthquakes, hailstorms, wildfires, snow, ice storms, the spread of disease and insect infestations. Climate-related events such as mudslides, floods, droughts, and fires can have significant impacts, directly and indirectly, on our operations and could result in damage to our facilities, disruptions in accessing our sites with labor and essential materials or in shipping products from our mines, risks to the safety and security of our personnel and to communities, shortages of required supplies such as fuel and chemicals, inability to source enough water to supply our operations, and the temporary or permanent cessation of one or more of our operations. There is no assurance that we will be able to anticipate, respond to, or manage the risks associated with physical climate-change events and impacts, and this may result in material adverse consequences to our business and to our financial results.
The Company may not be able to access the resources and materials it needs to advance its exploration programs.
Mining exploration requires ready access to mining equipment, such as drills, and crews to operate that equipment. There can be no assurance that such resources will be available to the Company on a timely basis or at a reasonable cost. Failure to obtain these resources when needed may result in delays in the Company's exploration programs.
The Company's mineral properties or mineral projects may be subject to various land payments and any failure by the Company to satisfy such payments could result in the loss of property interests.
The Company's mineral properties or projects may be subject to various land payments, royalties and/or work commitments. Failure by the Company to meet its payment obligations or otherwise fulfill its commitments under these agreements could result in the loss of related property interests.
Geological, hydrological, and climatic events could have a material adverse effect on the Company.
All mining operations face geotechnical, hydrological and climate challenges. Unanticipated adverse geotechnical and hydrological conditions, such as landslides, subsidence and uplift, embankment failures and rock fragility may occur in the future and such events may not be detected in advance. Geotechnical instabilities and adverse climatic conditions can be difficult to predict and are often affected by risks and hazards outside of the Company's control, such as severe weather and seismic activity. Geotechnical failures could result in limited or restricted access to mines, suspension of operations, environmental damage, government investigations, increased monitoring costs, remediation costs, loss of mineralized material and other impacts, which could result in loss of revenue or increased costs and could result in a material adverse effect on the Company's business, financial condition, results of operations, cash flows or prospects.

Rising inflation could lead to increased costs.
Consumer price inflation has risen significantly in recent years and if it continues will mean much higher costs for the Company's expenditure programs. The Company's program cost estimates could rapidly become out-of-date. If this happens, the Company will need to either raise additional funds causing equity dilution or increased debt levels or reduce its expenditures and reducing progress. Increases in inflation usually result in central bank interest rate hikes which can trigger negative capital market conditions making financing difficult. While inflation increases have often led to higher precious metals prices, there can be no assurance of that, and the Company's operations and its share price could be adversely affected by increased inflation.
Trade Wars could lead to increased costs.

If high US tariffs are imposed on Canadian products and the products of other countries and Canada and the other countries retaliate with import tariffs on US products, the consequences on the capital markets and global supply chains could adversely impact the Company’s ability to raise funds and source the supplies the Company relies on to perform its planned work programs or, if available, the cost of such supplies could soar, impairing the Company’s ability to complete work programs. The eventuality, timing and rates of potential US tariffs, and the countries on which they are levied are difficult to predict at this time. However, US tariffs are likely to be met with retaliatory tariffs and a multi-country trade war against the US could develop. The Company imports products into the US and could be directly impacted by the imposition of new tariffs on goods imported. However, the economic impact of tariffs or a broader trade war on the Canadian economy, the US economy and the global economy could negatively impact capital markets and the Company’s ability to raise funds to undertake its work programs. A Canada-US or a broader trade war has the potential to adversely impact global supply chains and make supplies required by the Company for exploration programs, construction work or operations harder to obtain or unavailable. Canadian tariffs or scarcity in the global supply chain would likely increase the cost of supplies required by the Company that are available, which could impair the Company’s ability to undertake all of the work it plans to perform. The Company has some flexibility to adjust the timing, scale of, or even cancel, many of its work programs in response to increasing costs or unavailability of supplies. The indirect effects of tariffs imposed by the US or by both countries are difficult to assess, but the potential for tariffs represents a risk to the Company’s ability to fulfill some of its key objectives.

Securities analysts or other third parties may publish inaccurate or unfavorable research reports.
The trading market for Common Shares may rely in part on the research and reports that securities analysts and other third parties choose to publish about the Company. The Company does not control these analysts or other third parties. The price of the Common Shares could decline if one or more securities analysts downgrade the Common Shares or if one or more securities analysts or other third parties publish inaccurate or unfavorable research about the Company or cease publishing reports about the Company.
Internal control over financial reporting and disclosure controls and procedures cannot provide complete assurance of error-free reporting.
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US General Accepted Accounting Principles ("US GAAP"). Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in reports filed with securities regulatory agencies is recorded, processed, summarized, and reported on a timely basis and is accumulated and communicated to a company's management, as appropriate, to allow timely decisions regarding required disclosure. No evaluation can provide complete assurance that the Company's internal control over financial reporting and disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information required to be reported. The effectiveness of the Company's control and procedures could also be limited by simple errors or faulty judgments. In addition, as the Company continues to expand, the challenges involved in implementing appropriate internal control over financial reporting and disclosure controls and procedures will increase and will require that the Company continue to improve its internal control over financial reporting and disclosure controls and procedures. Although the Company intends to devote substantial time and incur substantial costs, as necessary, to ensure ongoing compliance, the Company cannot be certain that it will be successful in complying with National Instrument 52-109 – Certification of Disclosure in Issuers’ Annual and Interim Filings of the Canadian Securities Administrators as well as comparable US securities disclosure laws including the Sarbanes-Oxley Act.
International conflict and other geopolitical tensions or events, such as the current Russia-Ukraine conflict, may have an adverse effect on the Company's business, financial condition and results of operations.
International conflict and other geopolitical tensions and events, including war, military action, terrorism, trade disputes and international responses thereto have historically led to, and may in the future lead to, uncertainty or volatility in global commodity and financial markets and supply chains. Russia's invasion of Ukraine has led to sanctions being levied against Russia by the international community and may result in additional sanctions or other international action, any of which may have a destabilizing effect on commodity prices, supply chains and global economies more broadly. Volatility in commodity prices and supply chain disruptions may adversely affect the Company's business, financial condition and results of operations. The extent and duration of the Russia-Ukraine conflict and related international action cannot be accurately predicted at this time and the effects of such conflict may magnify the impact of the other risks identified in this Annual Report, including those relating to commodity price volatility and global financial conditions. The situation is continuing to change and unforeseeable impacts, including on our shareholders and counterparties on which we rely and transact with, may materialize and may have an adverse effect on the Company's business, results of operation and financial condition.

Risks Relating to the Common Shares Generally

No guarantee of positive return on investment.
There is no guarantee that an investment in the securities of the Company will earn any positive return in the short term or long term. The mineral exploration and development business is subject to numerous inherent risks and uncertainties, and any investment in the securities of the Company should be considered a speculative investment. Past successful performance provides no assurance of any future success. The purchase of securities of the Company involves a high degree of risk and should be undertaken only by investors whose financial resources are sufficient to enable them to assume such risks. An investment in the securities of the Company is appropriate only for investors who have the capacity to absorb a loss of some or all of their investment.
There is no certainty that an active trading market for the Common Shares will develop or be sustained.
While the Common Shares are listed on the TSX and NYSE American, there can be no assurance that an active trading market will develop for the Common Shares, or if developed, that such a market will be sustained. There can be no assurance that fluctuations in the trading price will not have a material adverse impact on the Company's ability to raise equity funding without significant dilution to shareholders of the Company, or at all.
In addition, the disruptions recently experienced in the international and domestic markets have led to reduced liquidity and increased credit risk premiums for certain companies and have resulted in a reduction of available financing. Developing companies may be particularly susceptible to these disruptions and reductions in the availability of credit or increases in financing costs, which could result in them experiencing financial difficulty. The availability of credit is significantly influenced by levels of investor confidence in markets as a whole and as such any factors that impact market confidence (for example, a decrease in credit ratings, state or central bank intervention in one market, terrorist activity and conflict or the spread of other communicable diseases and viruses) could affect the price or availability of funding for entities within any of these markets.
Common Shares may be subject to significant price and volume fluctuations.
The Common Shares are listed on the TSX and NYSE American. In recent years, the securities markets have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly those considered exploration or development stage companies, have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. There can be no assurance that continued fluctuations in price will not occur, which may result in losses to investors. The purchase of Common Shares should be undertaken only by investors who have no need for immediate liquidity in their investment.
The trading price of the Common Shares may increase or decrease in response to a number of events and factors, including, but not limited to: the Company's operating performance and the performance of competitors and other similar companies; volatility in gold and other metal prices; the public's reaction to the Company's press releases, other public announcements and the Company's filings with the various securities regulatory authorities; the failure of the Company to meet the reporting and other obligations under Canadian securities laws or imposed by the TSX, NYSE American or the United States Securities Exchange Commission (the "SEC"); changes in recommendations by research analysts who track the Common Shares or the shares of other companies in the resource sector; a reduction in coverage by such research analysts; changes in general economic and/or political conditions; the arrival or departure of key personnel; and acquisitions, strategic alliances or joint ventures involving the Company or its competitors, which, if involving the issuance of Common Shares, or securities exercisable or exchangeable for or convertible into Common Shares, would result in dilution to present and prospective holders of Common Shares. In addition, the market price of the Common Shares is affected by many variables not directly related to the Company's success and are, therefore, not within the Company's control, including other developments that affect the market for all resource sector securities, the breadth of the public market for the Common Shares and the attractiveness of alternative investments.
Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. The Company may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management's attention and resources.
The Company may need to sell additional Common Shares to finance its operations and such future sales may dilute shareholders' equity position in the Company.
The Company has limited financial resources and will have further capital requirements and exploration expenditures as it proceeds to expand activities at its mineral projects, develop any such projects or take advantage of opportunities for acquisitions, joint ventures or other business opportunities that may be presented to it. The Company may sell additional Common Shares or other securities in the future to finance its operations or may issue additional Common Shares or other securities as consideration for future acquisitions. The Company cannot predict the size or nature of future sales or issuances of securities or the effect, if any, that such future sales and issuances will have on the market price of the Common Shares. Sales or issuances of substantial numbers of Common Shares, or the perception that such sales or issuances could occur, may adversely affect prevailing market prices of the Common Shares and will dilute each shareholder's equity position in the Company. The Company's articles permit, among other things, the issuance of an unlimited number of Common Shares for such consideration and on such terms and conditions as are established by the directors of the Company, in many cases, without the approval of the shareholders of the Company.
Sales by existing shareholders in the public market could reduce the price of the Common Shares and impair the Company's ability to raise additional capital.
The Common Shares are listed on the TSX and NYSE American and sales of a substantial number of Common Shares in the public market could occur at any time. These sales, or the market perception that the holders of a large number of Common Shares intend to sell Common Shares, could reduce the market price of the Common Shares. If this occurs and continues, it could impair the Company's ability to raise additional capital through the sale of securities.

The Company's dual listing may increase the volatility of the Common Shares.
The Company incurs significant legal, accounting, reporting and other expenses in order to maintain a dual listing on both the TSX and NYSE American. Moreover, the Company's listing on both the TSX and NYSE American may increase volatility due to the ability to buy and sell Common Shares in two places, different market conditions in different capital markets, and different trading volumes. This may result in less liquidity on both exchanges, different liquidity levels, and different prevailing trading prices.
A decline in the price of Common Shares could impede the Company's ability to raise additional capital to finance its operations and may materially adversely affect its business plan and ability to meet obligations as they become due.
A decline in the market price of the Common Shares could result in a reduction in the liquidity of the Common Shares and a reduction in the Company's ability to raise additional capital for its operations. A decline in the price of the Common Shares could have an adverse effect upon the liquidity of the Common Shares and the Company's continued operations. A reduction in the Company's ability to raise equity capital in the future could have a material adverse effect upon the Company's business plan and operations, including its ability to continue its current operations. If the price for the Common Shares declines, the Company may not be able to raise additional capital or generate funds from operations sufficient to meet its obligations.
The Company has no history of earnings and has no current plans to pay dividends in the foreseeable future.
The Company has no history of earnings as a stand-alone entity and does not anticipate paying dividends on the Common Shares in the foreseeable future. Several of the agreements entered into in connection with the Financing Package, including the Orion Convertible Loan and the Sprott Convertible Loan, and the Convertible Debentures restrict the ability of the Company to pay dividends to its shareholders. Payment of any future dividends will be at the discretion of the Board after taking into account many factors, including operating results, financial condition and anticipated cash needs. See "Dividends and Distributions".

Forward-looking statements are based on assumptions and the actual results of the Company may differ materially from those suggested by the forward-looking statements.
Shareholders should not place undue reliance on forward-looking statements. By their nature, forward-looking statements involve numerous assumptions, known and unknown risks and uncertainties, of both general and specific nature, that could cause actual results to differ materially from those suggested by the forward-looking statements or contribute to the possibility that predictions, forecasts or projections will prove to be materially inaccurate. Additional information on such risks, assumptions and uncertainties can be found under the heading "Cautionary Note Regarding Forward-Looking Information".
The Company relies upon certain accommodations available to it as an "emerging growth company".
The Company is an "emerging growth company" as defined in section 3(a) of the U.S. Exchange Act (as amended by the JOBS Act, enacted on April 5, 2012), and the Company will continue to qualify as an emerging growth company until the earliest to occur of: (a) the last day of the fiscal year during which the Company has total annual gross revenues of US$1,070,000,000 (as such amount is indexed for inflation every five years by the SEC) or more; (b) the last day of the fiscal year of the Company following the fifth anniversary of the date of the first sale of common equity securities of the Company pursuant to an effective registration statement under the U.S. Securities Act; (c) the date on which the Company has, during the previous three year period, issued more than US$1,000,000,000 in non-convertible debt; and (d) the date on which the Company is deemed to be a "large accelerated filer", as defined in Rule 12b–2 under the U.S. Exchange Act. The Company will qualify as a large accelerated filer (and would cease to be an emerging growth company) at such time when on the last business day of its second fiscal quarter of such year the aggregate worldwide market value of its common equity held by non-affiliates will be US$700,000,000 or more. For so long as the Company remains an emerging growth company, it is permitted to and intends to rely upon exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. The Company cannot predict whether investors will find the Common Shares less attractive because the Company relies upon certain of these exemptions. If some investors find the Common Shares less attractive as a result, there may be a less active trading market for the Common Shares and the Common Share price may be more volatile. On the other hand, if the Company no longer qualifies as an emerging growth company, the Company would be required to divert additional management time and attention from the Company's development and other business activities and incur increased legal and financial costs to comply with the additional associated reporting requirements, which could negatively impact the Company's business, financial condition and results of operations.
Enforcement of Civil Liabilities in the United States
The Company is incorporated under the laws of the Province of British Columbia, Canada. Some of its directors and officers are residents of Canada, and most of the assets of these persons are located outside of the United States. As a result, it may be difficult for shareholders to initiate a lawsuit within the United States against these non-United States residents, or to enforce judgments in the United States against the Company or these persons which are obtained in a United States court and that are predicated upon civil liabilities under the United States federal securities laws or the securities or "blue sky" laws of any state within the United States.

A failure or breach of the Company's network systems could corrupt the Company's financial or operational data and may have a material adverse impact on the Company's reputation and results of operations.
Major equipment failures, natural disasters including severe weather, terrorist acts, acts of war, cyber-attacks or other breaches of network systems or security that affect computer systems within the Company's network could disrupt the Company's business functions, including the Company's exploration and production activities. The mining industry has become increasingly dependent on digital technologies. Mines and mills are automated and networked, and the Company relies on digital technologies to conduct certain exploration, development, production, processing and other activities. The mining industry faces various security threats, including cyber-security threats. Such attacks are increasing and include malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions to critical systems, unauthorized release of confidential information and corruption of data. A cyber-attack could negatively impact the Company's operations. A corruption of the Company's financial or operational data or an operational disruption of the Company's production infrastructure could, among other potential impacts, result in: loss of production or accidental discharge; expensive remediation efforts; distraction of management; damage to the Company's reputation or its relationship with customers, vendors and employees; or events of noncompliance, which events could lead to regulatory fines or penalties. Any of the foregoing could have a material adverse impact on the Company's reputation, profitability, future cash flows, earnings, results of operations and financial condition.
Information technology failures or cyber security incidents could adversely affect the reputation, operations or financial performance of the Company.
The Company is reliant on the continuous and uninterrupted operations of its information technology ("IT") systems. User access and security of all IT systems are critical elements to the operations of the Company. Protection against cyber security incidents and cloud security, and security of all of the Company's IT systems are critical to the operations of the Company. Any IT failure pertaining to availability, access or system security could result in disruption for personnel and could adversely affect the reputation, operations or financial performance of the Company.
The Company's IT systems could be compromised by unauthorized parties attempting to extract business sensitive, confidential or personal information, corrupting information or disrupting business processes or by inadvertent or intentional actions by the Company's employees or vendors. A cyber security incident resulting in a security breach, or failure to identify a security threat, could disrupt business and could result in the loss of business sensitive, confidential or personal information or other assets, as well as litigation, regulatory enforcement, violation of privacy and security laws and regulations and remediation costs.

The Corporation could become classified as a passive foreign investment company for U.S. federal income tax purposes in the current tax year or a future tax year, which could result in adverse U.S. federal income tax consequences to U.S. investors.

The Corporation would be classified as a passive foreign investment company, or “PFIC”, for any taxable year if, after the application of certain look-through rules with respect to the income and assets of the Corporation's corporate subsidiaries in which the Corporation owns 25% (by value) of the stock, either: (i) 75% or more of the Corporation's gross income for such year is "passive income" (as defined in the relevant provisions of the Internal Revenue Code of 1986, as amended), or (ii) 50% or more of the value of the Corporation's assets (generally determined on the basis of a quarterly average) during such year is attributable to assets that produce or are held for the production of passive income. The Corporation believes that it was not a PFIC for its prior tax year, and based on current business plans and financial expectations, the Corporation expects that it will not be a PFIC for its current tax year and expects that it will not be a PFIC for the foreseeable future. However, this is a factual determination that must be made annually after the close of each taxable year and is dependent on many factors, including the value of the Corporation's passive assets, the amount and type of the Corporation's gross income and market capitalization. Therefore, there can be no assurance that the Corporation will not be classified as a PFIC for the current or future taxable years. Certain adverse U.S. federal income tax consequences could apply to a U.S. investor if the Corporation is treated as a PFIC for any taxable year during which such U.S. investor holds Common Shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy Overview

Protecting the information systems, assets, data, and communication infrastructure is critical to the Company's operations. Consequently, cybersecurity is prioritized through the implementation of a comprehensive cybersecurity risk management program that is managed by the executive team leadership in conjunction with the IT Department and falls within the boundaries of the overall organization risk management program.

Key Principles of the Cybersecurity Risk Management Program:

•Risk Management - a proactive approach to identifying and mitigating risks to protect the organization’s assets and integrity through third party assessments, internal assessments and global cybersecurity threat analysis.
•Defense Strategy - adopts a robust defense approach to protect systems from potential threats, including an assumption of breach mindset.
•Zero-Trust Architecture - implements a zero-trust philosophy, ensuring that no entity is inherently trusted without verification.
•Least Privileged Access - employ strict identity and access management principles to limit user access based on necessity.
•Mitigation and Management of Incidents or Disasters - our risk management program includes policies and procedures for incident response and mitigation.

Key Components of the Cybersecurity Program:

•Ongoing Detecting and Monitoring - Continuous surveillance of networks to identify threats and intrusions in real-time.
•Vulnerability Assessment - Regular assessments conducted by both internal teams and external partners to identify system vulnerabilities.
•Employee Training - Regular cybersecurity training and awareness campaigns are undertaken to equip employees with the knowledge needed to mitigate risks.
•IT Leadership - The IT Department leads the implementation of the cybersecurity risk management program, ensuring adherence to Company and regulatory standards.

Compliance Framework

The cybersecurity program aligns with the National Institute of Standards and Technology’s Cybersecurity Framework. The IT Department, in collaboration with external vendors, diligently works to detect vulnerabilities, identify compromised devices, and maintain compliance across the organization’s IT systems.

External Engagement

The Company engages with third-party organizations to conduct regular assessments of compliance, controls, and overall risk management strategies, ensuring a comprehensive approach to cybersecurity. Quarterly vulnerability assessments are performed on external and internal systems, as well as a larger annual audit of system security and compliance.

Responsibility and Communication

The Company promotes a culture where cybersecurity awareness is recognized as everyone's responsibility. Regular communications about cybersecurity risk mitigation and intrusion prevention measures are shared with senior management and the Board of Directors.

Incident History

The Company has not experienced any cybersecurity incidents during the year ended December 31, 2024, or in any prior year that resulted in interruptions to normal business operations or breaches of systems.

Governance Structure

IT Director’s Role
•The IT Director leads the cybersecurity risk management program with over 25 years of experience in managing cybersecurity programs, auditing, and IT operations within the US mining and manufacturing sectors. They possess a bachelor’s degree in computer information security and a master’s degree in management information systems.

Board of Directors Involvement
•The Board is actively engaged in overseeing the cybersecurity program, receiving regular updates and assessments concerning governance and compliance. Quarterly updates from the IT Director cover the status of cybersecurity controls, exposures, and overall program results. The Board insists on being informed about any material cybersecurity incidents.

This structured overview distills the essence of the cybersecurity risk management and governance processes within the Company, emphasizing the proactive approach to cybersecurity management and the involvement of leadership at all levels.

ITEM 2. PROPERTIES

MINERAL PROJECTS

The Company is subject to the mining disclosure standards of Subpart 229.1300 of Regulation S-K – Disclosure by Registrants Engaged in Mining Operations (“S-K 1300”). The Company is also subject to NI 43-101. The information in Item 2, Properties, below is common to both reports and contains pertinent information required under S-K 1300 and NI 43-101.

As used in this Form 10-K, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with S-K 1300. All determinates of mineral resources and mineral reserves have been prepared by qualified persons who are not affiliated with the Company. Under S-K 1300, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the mineral resources can be the basis of an economically viable project. Mineral resources are not mineral reserves and do not meet the threshold for mineral reserve modifying factors, such as estimated economic viability, that would allow for conversion to mineral reserves. There is no certainty that any part of the mineral resources estimated will be converted into mineral reserves.

Except for that portion of mineral resources classified as mineral reserves, mineral resources have not demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have too high of a degree of uncertainty to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted to a mineral reserve. It cannot be assumed that all or any part of an inferred mineral resource will be upgraded to a higher category. A significant amount of exploration must be completed to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource can be the basis of an economically viable project, or that it will be upgraded to a higher category.

The subsections below describe the property locations, overviews and mineral resource and mineral reserve estimates. Our material projects, as determined pursuant to S-K 1300, are the Cove Project, the Granite Creek Project, the Lone Tree Project, and the Ruby Hill Project. All of our projects are located in the State of Nevada. Further information about these properties can be found in the technical report summaries for each material project filed as exhibits to this Form 10-K as well as under the individual project descriptions below.. In addition to our material projects, we also hold the FAD Project, Tabor Project and Argenta Property. All of our projects are considered exploration stage projects because the Company has not determined that mineral reserves at any of its properties pursuant to S-K 1300. With respect to Ruby Hill, Lone Tree, and Granite Creek, the Company has started extraction activities without determining mineral reserves.

Except as otherwise stated, the scientific and technical information relating to the Cove Project contained in this Form 10-K is derived from the S-K 1300 report for the Cove Project titled “S-K1300 Initial Assessment & Technical Report Summary for the Cove Project, Lander County, Nevada” effective December 31, 2024 prepared by Practical Mining LLC., TR Raponi Consulting Ltd. and Montgomery & Associates, none of whom are affiliated with the Company. The Company has also caused to be prepared the NI 43-101 technical report for the Cove Project titled “NI 43-101 Preliminary Economic Assessment for the Cove Project, Lander County, Nevada” with an effective date of December 31, 2024] (the “43-101 Cove Report”) which was prepared by Practical Mining LLC and TR Raponi Consulting LTD.

Except as otherwise stated, the scientific and technical information relating to the Granite Creek Project contained in this Form 10-K is derived from the S-K 1300 report for the Granite Creek Complex titled “Initial Assessment of the Granite Creek Mine, Humboldt County, NV” effective December 31, 2024 prepared by Practical Mining LLC., TR Raponi Consulting Ltd. and Montgomery & Associates, none of whom are affiliated with the Company. The Company has also caused to be prepared the NI 43-101 technical report for the Granite Creek titled “Preliminary Economic Assessment NI 43-101 Technical Report, Granite Creek Mine Project, Humboldt County, Nevada, USA” with an effective date of December 31, 2024 (the “43-101 Granite Creek Report”) which was prepared by Global Resource Engineering, Ltd. and Practical Mining, LLC.

Except as otherwise stated, the scientific and technical information relating to the Lone Tree Project contained in this Form 10-K is derived from the S-K 1300 report for the Lone Tree Project titled “S-K 1300 Technical Report Summary on the Mineral Resource Estimates for the Lone Tree Deposit, Nevada” effective December 31, 2024 prepared by GeoGlobal which is not affiliated with the Company. The Company has also caused to be prepared the NI 43-101 technical report for the Lone Tree Project titled “Technical Report on the Mineral Resource Estimates for the Lone Tree Deposit, Nevada” with an effective date of December 31, 2024] (the “43-101 Lone Tree Report”) which was prepared by GeoGlobal LLC.

Except as otherwise stated, the scientific and technical information relating to the Ruby Hill Project contained in this Form 10-K is derived from the S-K 1300 report for the Ruby Hill Project titled “S-K 1300 Technical Report Summary Initial Assessment of the Ruby Hill Project, Eureka County NV” effective December 31, 2024 prepared by Forte Dynamics, Inc., Practical Mining LLC, and TR Raponi Consulting Ltd., none of whom are affiliated with the Company. The Company has also caused to be prepared the NI 43-101 technical report for the Ruby Hill Project titled “Preliminary Economic Assessment of the i-80 Gold Corp. Ruby Hill Project, Eureka County NV” with an effective date of December 31, 2024 (the “43-101 Ruby Hill Report”) which was prepared by Forte Dynamics, Inc., Practical Mining LLC, and TR Raponi Consulting Ltd.

Each S-K 1300 technical report summary has been filed as an exhibit to the Form 10-K, and is available for review on EDGAR at www.sec.gov. Copies of technical reports for the material properties prepared in accordance with NI 43-101 are available under the Company's profile on SEDAR+. All of the technical reports are available on the Company’s website at www.i80gold.com. The Technical Report Summaries should be read in conjunction with the information in this Item 2. Properties.

Summary Disclosure

The following descriptions summarize selected information about the Company's four material properties (Cove, Granite Creek, Ruby Hill, and Lone Tree) as of December 31, 2024. All of the material properties are wholly owned by the Company or a wholly owned subsidiary.

NEVADA
JERRITT CANYON**
TWIN CREEKS**
TURQUOISE RIDGE
MIDAS*
GRANITE CREEK
GETCHELL TREND
SOUTH ARTURO
GOLDSTRIKE**
LEEVILLE
CARLIN**
80
WINNEMUCCA
LONE TREE**
ELKO
GOLD QUARRY*
BATTLE MOUNTAIN
MARIGOLD
80
50 km from Lone Tree
CARLIN TREND
EMIGRANT
PHOENIX*
FIRE CREEK
HILLTOP
SOUTH RAILROAD
COVE
PIPELINE
100 km from Lone Tree
CORTEZ*
GOLDRUSH
BATTLE MOUNTAIN - EUREKA TREND
BALD MOUNTAIN
GOLD BAR
150 km from Lone Tree
RUBY HILL* FAD
i-80 Gold
Nevada Gold Mines
SSR
Kinross
Orla
McEwen
First Majestic
Hecla
** Autoclave/Roaster
* Mill
N
50 km

Mineral Production

The Company sold 21,527 ounces of gold for the year ended December 31, 2024, 29,370 ounces of gold for the year ended December 31, 2023, and 13,031 ounces of gold for the year ended December 31, 2022. Which includes equivalent gold production from mineralized material sold during 2024, 2023 in the amounts of 52,261 and 76,143 tonnes, respectively. The Company produced 4,476 ounces of silver for the year ended December 31, 2024, 10,942 ounces of silver for the year ended December 31, 2023, and 8,027 ounces of silver for the year ended December 31, 2022.

Summary of Mineral Resource Estimates as of December 31, 2024

	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Tonnes (kt)	g/t	ounces (k)	Tonnes (kt)	g/t	ounces (k)	Tonnes (kt)	g/t	ounces (k)	Tonnes (kt)	g/t	ounces (k)
Gold
Nevada
Granite Creek Project
Granite Creek Underground	133	8.50	37	641	10.90	224	775	10.50	261	782	13.00	326
Granite Creek Open Pit	26,362	1.26	1,066	11,339	1.01	369	37,701	1.18	1,435	2,148	1.09	75
Ruby Hill Complex
Archimedes Underground	—	—	—	1,791	7.60	436	1,791	7.60	436	4,188	7.30	988
Mineral Point	—	—	—	216,982	0.48	3,376	216,982	0.48	3,376	194,442	0.34	2,117
Archimedes Open Pit	—	—	—	4,320	1.96	272	4,320	1.96	272	870	1.12	31
Cove Project
Cove	—	—	—	1,177	8.20	310	1,177	8.20	310	4,047	8.90	1,156
Lone Tree
Lone Tree Open Pit	—	—	—	7,690	1.73	428	7,690	1.73	428	52,940	1.64	2,789
Total	26,495	—	1,103	243,940	0.69	5,415	270,435	0.75	6,518	259,417	0.90	7,482
Silver
Granite Creek Project
Granite Creek Underground	—	—	—	—	—	—	—	—	—	—	—	—
Granite Creek Open Pit	—	—	—	—	—	—	—	—	—	—	—	—
Ruby Hill Complex
Archimedes Underground	—	—	—	1,791	1.60	92	1,791	1.60	92	4,188	2.10	286
Mineral Point	—	—	—	216,982	15.00	104,332	216,982	15.00	104,332	194,442	14.60	91,473
Archimedes Open Pit	—	—	—	4,320	10.60	1,490	4,320	10.60	1,490	870	8.50	250
Cove Project
Cove	—	—	—	1,177	15.00	568	1,178	15.00	569	4,047	11.10	1,439
Lone Tree
Lone Tree Open Pit	—	—	—	—	—	—	—	—	—	—	—	—
Total	—	—	—	224,270	12.30	106,482	224,270	12.30	106,482	203,547	11.30	93,448
See the mineral estimates set forth in the individual property descriptions for more detail regarding the resource estimates. Except as set forth in the individual property sections, mineral resources were determined in situ using a gold price of $2,175.

FAD Project
Location	1.5 miles east of the town of Eureka, Nevada
Type and amount of ownership interests	100% ownership
Operator	Golden Hill Mining LLC
Titles, mineral rights, leases or options and acreage	156 unpatented lode claims and 110 patented claims totaling approximately 3,627 acres
Property Stage	Exploration
Key permit conditions	Possess permits required for exploration
Mine types and mineralization styles	Polymetallic massive sulfide
Processing plants and other facilities	None

Tabor Project
Location	55 miles west of the town of Tonapah, Nevada
Type and amount of ownership interests	option to earn in up to 100%
Operator	Au-Reka LLC
Titles, mineral rights, leases or options and acreage	276 unpatented Claims totaling approximately 5,595 acres
Property Stage	Exploration
Key permit conditions	Subject to a plan of operations through the United States Forest Service
Mine types and mineralization styles	low-sulfidation epithermal gold/silver
Processing plants and other facilities	None

The following descriptions summarize selected information about the Company's four material properties (Cove, Granite Creek, Ruby Hill, and Lone Tree) as of December 31, 2024. All of the material properties are wholly owned by the Company or a wholly owned subsidiary.

Cove Project

Property Description and Location

The Cove Project covers 32,110 acres and is located 32 miles south of the Town of Battle Mountain, in the Fish Creek Mountains of Lander County, Nevada. It is centered approximately at 40°22’ N and 117°13’ W and lies within the McCoy Mining District. The project area contains 1,728 unpatented and nine patented mining claims owned 100% by i-80, through its wholly-owned subsidiaries Premier Gold Mines USA, Inc. and Au-Reka Gold Corp. The unpatented claims are on land administered by the Bureau of Land Management (BLM).

The Cove deposit consists of the Helen, Gap, CSD, and 2201 zones. They are located beneath the historically mined Cove open pit and extend approximately 2,000 feet northwest from the pit. The Cove deposit was mined by Echo Bay Mines Ltd. (Echo Bay) between 1987 and 2001. During this period the Cove deposit produced 2.6 million ounces of gold and 100 million ounces of silver. Gold and silver production from heap leach pads continued until 2006.The following figure shows the location of the McCoy-Cove Property.

The BLM MLRS mining claim database shows all claim fees paid through September 2025. County NIH fee payments are current. Patented claims are subject to property taxes, which were current at the time of this report.

On June 14, 2012, Premier USA, through its wholly-owned subsidiary, Au-Reka, acquired a 100% interest in the Cove portion of the McCoy-Cove Property (the "Cove Deposit") from Victoria Gold Corporation ("Victoria") pursuant to an asset purchase agreement dated June 4, 2012. In the event of production from the Cove Deposit, the Corporation will make additional payments to Victoria in the aggregate amount of C$20 million.

The Corporation is responsible for all environmental liabilities related to the closure of the McCoy-Cove Property as well as final clean-up of surface drill pads and minor drill roads. All closure activities other than reclamation of three water treatment ponds, evaporation of the tailings facility and water quality testing have been temporarily put on hold pending the potential for future production out of the Cove underground.

Access to the McCoy-Cove Property area is via State Highway 305, 30 miles south from the Town of Battle Mountain, and then west approximately seven miles along the secondary paved McCoy Mine Road. Battle Mountain is off Interstate Highway 80, approximately 70 miles west of Elko, Nevada.

History

Gold was first discovered in the McCoy Mining District in 1914 by Joseph H. McCoy. Production through 1977 included approximately 10,000 ounces of gold plus minor amounts of silver, lead and copper. Production in these early years came from placers and from gold-quartz veins that occurred in northeast striking faults and in intersections of northeast and northwest striking faults. Most of the non-placer production, however, came from argillized and oxidized skarn at what became the McCoy open pit mine.

Summa Corporation ("Summa"), a Howard Hughes company, acquired most of the mining claims in the McCoy Mining District in the 1950s and 1960s. In 1977, Houston Oil and Minerals Corporation ("Houston") purchased the McCoy-Cove Property. Gold Fields Mining Corporation ("Gold Fields") leased the property in 1981 until September 1984, whereupon the property was returned to Tenneco Minerals Company ("Tenneco"), which had acquired Houston. Echo Bay Mines Ltd. ("Echo Bay") purchased the precious metal holdings of Tenneco in October 1986. Newmont took ownership of the Cove and McCoy properties in February 2003 following the merger between TVX Gold Inc., Echo Bay and Kinross Gold Corporation.

Victoria leased a portion of the property from Newmont in June 2006. In June 2012, Premier entered into an agreement to acquire the lease of the McCoy-Cove Property from Victoria and subsequently acquired a 100% interest in the land package from Newmont in September 2014.

Modern exploration for copper and gold in the McCoy Mining District started in the 1960s by Bear Creek Mining Company and Pilot Exploration drilling in 1967. Summa conducted extensive exploration on the McCoy skarn deposit from 1969 to 1977. Summa also undertook regional geologic mapping of 55 square miles (including the McCoy-Cove Property area) and extensive rock chip surveys. Houston explored the property in 1980, including geologic mapping, soil geochemical surveys, ground magnetic surveys and drilling. Gold Fields conducted an extensive induced polarization program, airborne magnetic surveys, detailed rock chip sampling, as well as limited geologic mapping and drilling between 1981 and 1984.

In 1985, Tenneco undertook drilling, metallurgical testing, and engineering and feasibility studies and began mining the McCoy deposit in February 1986. Tenneco also began systematic district-wide exploration in 1985 with the collection of 500 stream sediment samples from an eight-square mile area around the McCoy deposit. Evidence of what would become the Cove deposit was found in early 1986, when seven samples yielded gold values of between 15 parts per billion ("ppb") and 72 ppb with associated anomalous silver, arsenic, mercury, antimony and thallium. Subsequent detailed geologic mapping identified jasperoid, manganiferous limestone and outcrops of altered felsic dikes in the area of the anomalous samples. Surface rock chip samples of these rocks all contained significant gold mineralization. Tenneco's detailed mapping covered a large area that included both McCoy and Cove and extended to the north, west and south. In September and October 1986, a total of 147 soil samples were collected from the B and C soil horizons over the altered area at Cove on a 100-foot by 200-foot grid.

Echo Bay continued the systematic district exploration program initiated by Tenneco that included stream sediment, soil and rock chip sampling, plus geologic mapping, exploration trenching using a bulldozer and drilling. Later soil sampling at Cove defined a gold anomaly measuring 2,800 feet long by 100 feet to 600 feet wide, with gold values ranging from 100 ppb to 2,600 ppb. Bulldozer trenching exposed ore grade rock over the entire length of this soil anomaly. Echo Bay discovered the Cove deposit with drilling in January 1987. By March 1987, Echo Bay had drilled 42 shallow exploration holes and development drilling began in late March. Echo Bay drilled 458 reverse circulation ("RC") holes totaling 315,000 feet from January 1987 through June 1988, and 51 core holes totaling approximately 65,800 feet through 1989.

In 1999, Echo Bay drilled eight surface drill holes totaling 6,700 feet on the Cove South Deep ("CSD") deposit. This drilling, combined with bulk sampling from an underground exploration drift, confirmed the presence of a high-grade zone (0.25 troy ounces per short ton ("opt") Au) that could be mined by underground methods. Detailed underground drilling of this deposit continued during 2000 as mining proceeded.

Newmont drilled 15 vertical holes on the property from 2004 to 2005. Victoria began exploring the property in 2006, resulting in the discovery of the Carlin-style Helen zone immediately northwest of the Cove pit.

The earliest known significant mining was in the early 1930s at the Gold Dome mine, previously located on the northeast side of the present McCoy open pit mine. This operation included a 250-foot shaft and five levels of workings at 50-foot intervals producing gold grades ranging between 0.25 opt and 2.0 opt.

Tenneco commenced mining at the McCoy open pit mine in 1986 and Echo Bay began open pit mining of the Cove deposit in 1988, accompanied by three phases of underground mining. Underground access at the Cove mine was via a decline with rubber-tire machines using a room and pillar mining method. From 1988 to 1993, underground mining was used to recover high grade ore ahead of the pit. In 1999, additional underground mining at CSD recovered approximately 300,000 tons of mineralization beyond the ultimate pit limits. The mineralization was relatively flat-lying from 10 feet to 80 feet thick. Longhole stoping and drift and fill methods were used with cemented rock fill. ("CRF").

Conventional open pit mining methods were utilized at the Cove open pit, with drilling and blasting of ore on 20 foot benches (double benched to 40 feet) and waste on 30 foot benches (double benched to 60 feet). The lower sulfide orebody was reached in late 1991.

Processing of low grade, run-of-mine heap leach ores from Cove began in 1992 and mining of high grade ores was completed in 1995. Open pit mining ended at Cove in October 2000.

In 1996, the mill facility was expanded from 7,500 stpd to 10,000 stpd, with milling of stockpiled ores from the Cove open pit beginning in the second half of 1997. Mill recoveries declined during the remaining life of the mine as lower grade, more refractory ores were processed. By October 2000, the mill was processing 11,369 stpd. As of that date, the gold grade was 0.055 opt Au and plant gold recovery was 51.8%; silver grade was 4.00 opt Ag and plant silver recovery was 71.5%.

The mill contained gravity, flotation and cyanide leach circuits. Through 2006, a total of 3.41 million ounces of gold and 110.2 million ounces of silver were produced from Cove and McCoy, with the vast majority of both metals reportedly coming from the Cove deposit. Approximately 2.6 million ounces of gold were produced from the Cove open pit.

Geology and Mineral Resource

Regional Geology

The McCoy-Cove Property is located in the central Nevada portion of the Basin and Range Province, which underwent regional extension during the Tertiary Period, creating the present pattern of alternating largely fault bounded ranges separated by alluvial filled valleys. Prior to this extension, central Nevada had been the site of numerous tectonic events, including at least two periods of regional compression. The property lies west of the central part of the Battle Mountain-Eureka Trend.

During the Paleozoic, central Nevada was the site of the generally north-northeast trending continental margin of North America, along which pre-orogenic rocks of Cambrian to Early Mississippian age were deposited. A carbonate platform sequence was deposited to the east along the continental margin, with siliceous and volcanic rocks deposited to the west. In Late Devonian to Early Mississippian time during the Antler Orogeny, rocks of the western assemblage moved eastward along the Roberts Mountains thrust, perhaps as much as 90 miles over the eastern assemblage carbonate rocks. A post-orogenic assemblage of coarse clastic sedimentary rocks of Mississippian to Permian age was shed eastward from an emerging highland to the west, overlapping the two earlier facies. Mesozoic rocks, primarily shallow water siliciclastic and carbonate units with minor volcanic and volcaniclastic rocks, are found in this part of Nevada.

Local Geology

The stratigraphy of the McCoy Mining District is well documented. The major lithological units of the McCoy-Cove Property are listed below in order of oldest to youngest:

1.Havallah Formation;
2.Koipato Formation;
3.Dixie Valley Formation;
4.Favret Formation;
5.Augusta Mountain Formation – Home Station Member;
6.Augusta Mountain Formation – Panther Canyon Member;
7.Augusta Mountain Formation – Smelser Pass Member;
8.Tuff of Cove Mine;
9.Intrusive Igneous Rocks;
10.Quaternary Alluvium.

Structural Geology

Deposits on the McCoy-Cove Property are related to specific structural features.

1.Major Defining Structures: The major structure and control on fluid movement is the broad northwest-striking, gently southeast-plunging Cove anticline interpreted as a fault propagation fold over a deep northwest striking reverse fault identified in deep drill holes under the Cove pit. While the reverse fault can be identified in the 2201 zone, its presence at the Gap and Helen Zones is uncertain due to limited drilling in areas that would confirm its continuation. A northwest striking vertical dike called the Northwester Dike (classified as “type 2 and 3”) extends from the Bay fault through the Gap and into the Helen. It appears to prohibit the flow of mineralizing fluids to the southwest in areas between the major northeast striking faults. Though there is no discernible separation on the dike, it may be related to a near vertical to steeply southwest dipping fault mapped in the pit by Echo Bay geologists called the Northwester fault. The other major structures for fluid movement and mineralization are a number of northeast striking normal faults (Cay, Blasthole, Bay, 110, and Gold Dome). The northeast striking faults commonly host altered granodioritic dikes, the largest of which is the Gold Dome. The north-south striking Lighthouse fault also contains altered granodioritic dikes and is believed to have had both pre- and post-mineralization movement.

2.Mineralization Controls: Carlin-style mineralization appears to be controlled by a combination of the axis of the Cove anticline, normal faults that cut the anticline, mafic sills and dikes throughout the property and contacts between different sedimentary units. Generally, the highest grades are found where the rhythmically bedded unit of the Favret limestone is cut by mafic dikes and sills along the axis of the anticline, and especially where this area is cut by apparent small-scale, unmapped faults. The northeast striking faults commonly contain quartz-sericite-pyrite and argillic altered granodioritic dikes that carry low to anomalous values of silver and gold. In the 2201 zone, structural controls are poorly defined, however, vein-bearing gold occurrences do trend northwest and may be related to structures formed in the hanging wall of the deep-seated reverse fault or to the near vertical to steeply southwest dipping Northwester fault.

3.Post-Mineral Faulting: There is at least one instance of significant post-mineral faulting. The Striper splay is believed to be a splay off of the Lighthouse fault which is known to have both pre- and post- mineralization movement. It dips steeply northeast and strikes approximately 320° along the northeast limb of the Cove anticline causing significant post-mineral normal displacement before terminating against the Bay/110 fault complex. The overlying volcanics are not significantly faulted, as defined by holes NW-1, NW-2 & 2A and NW-3. It is likely there is minor post-mineral movement on all northeast and north striking faults as a result of Basin and Range extension beginning during the Miocene and continuing through present day.

The below sets out the four distinct mineralization types known on the property, and a brief description of each:

1.Carlin-Style (Au-Ag): The gold in Carlin-style deposits is usually sub-micron in size and generally occurs in pyrite and arsenical pyrite. An envelope characterized by decalcification, silicification and argillization accompanied by anomalous amounts of silver, arsenic, antimony, thallium and mercury often accompanies mineralization. The Carlin-style mineralization at Cove is relatively rich in silver compared to similar deposits elsewhere in northern Nevada. When Carlin-style mineralization occurs in the silty limestones and packstones of the Favret Formation and Home Station dolomite, decarbonatization replaces fine-grained calcite and/or dolomite with quartz and forms very fine-grained illite and pyrite. Diagenetic pyrite was probably present in the Helen zone before Carlin-style mineralization based on the abundant presence of subhedral pyrite grains that bear no arsenian rims. The arsenic-bearing pyrite precipitated as a product of Carlin-style mineralization in the Helen are fine-grained (~10 microns) patchy, anhedral "fuzzy" pyrite generally smaller than the diagenetic pyrite grains. In the CSD zone, most pyrite grains in high-grade samples are larger (~20 microns), display spectacular, sharp geochemical zonations, and are rimmed with arsenian pyrite or stoichiometric arsenopyrite. The few samples studied from the Gap under the scanning electron microscope ("SEM") suggest it shares more in common with the CSD zone, though its silver content is lower overall.

2.Polymetallic Sheeted Veins (Au-Ag±Pb-Zn): The polymetallic veins in the 2201 zone are enveloped by a zone of illitic of the conglomerate matrix detected by sodium cobaltinitride staining and confirmed by SEM analysis. Minor silicification is relatively common, especially in the conglomerate, however, it is not present everywhere and not always directly associated with mineralization.

3.Carbonate Replacement (Ag-Pb-Zn±Au): Carbonate replacement mineralization occurs as local pods of manto-style mineralization characterized by massive sulfide (pyrite-sphalerite-galena) replacing basal limestone at the Dixie Valley/Favret contact. Mineralization is discontinuous and generally defined by high-grade Ag-Zn-Pb±Au.

4.Skarn (Au-Ag±-Cu): Skarn mineralization at the historic McCoy pit occurs as both endoskarn and exoskarn mineralization characterized by a predominantly garnet-diopside-magnetite mineral assemblage.

The Carlin-style mineralization across the deposit appears to represent an evolving system from a "primary" end-member represented by the CSD zone with higher silver/gold, coarser-grained pyrite and a close proximal relationship to Ag-Pb-Zn-(Au) mineralization to the "evolved" end-member represented by the Helen zone with lower silver/gold, very fine-grained pyrite and weak spatial association with any other styles of mineralization. The Gap can be considered a "transition" zone between the two end-members until more petrography is conducted on the recently discovered Gap to test this hypothesis. Helen zone geochemistry is distinct from the CSD zone in many ways. For samples greater than 1 parts per million ("ppm") Au, less than or equal to 100 ppm Ag and confirmed to be Carlin-style mineralization by core photo review, the Helen zone has an average silver/gold ratio of approximately 0.85 whereas the CSD zone is 2.25. Gold in both the Helen and CSD zones correlates with arsenic, antimony and mercury, however, gold correlates moderately (0.52 correlation coefficient) with silver in the CSD zone but more weakly (0.3652 correlation coefficient) in the Helen zone. Like the geochemistry, the mineralization in the Helen and CSD is also distinct. The arsenic-bearing (assumed to also be gold-bearing) pyrite in the Helen are generally finer-grained, less euhedral and more poorly zoned than the arsenic-bearing CSD zone pyrite. The complicated nature of the mineralized pyrite at the CSD zone is suggestive of a more complex and long-lasting mineralizing event in comparison to the seemingly simple Helen mineralization. In the 2201 zone, gold correlates with silver, arsenic, copper, iron, lead, antimony and zinc – a distinctly different grouping of elements from the CSD, Gap and Helen zones.

Deposit Types

The Cove-Helen deposit consists of two mineralization styles, Carlin-style and polymetallic sheeted veins. The Carlin-style mineralization within the Helen, Gap and CSD zones comprises approximately 85% of the existing resource with high gold and silver grades occurring as both stratabound and structurally controlled mineralization at the intersection of the Cove anticline and favourable lithologic beds, structures, intrusive dikes and sills.

The polymetallic 2201 zone is a separate deposit from the shallower Carlin-style mineralization and is believed to be a structurally controlled sheeted vein system. Veining is oriented northwest, with vein geometry being controlled by a deeper northwest striking reverse fault. Due to its depth, the 2201 zone has seen limited drilling since its original discovery in late 2013, however, additional infill and step-out drilling in the future will help to better define deposit potential and mineralization controls.

Drilling

All drilling since January 2023 has been conducted from recently mined underground drill platforms for resource conversion of the Helen and Gap zones. The drill project is ongoing and is not included in the resource. The resource will be updated in 2025 to include the resource conversion holes now that the drill project is complete. The project included about 125 drillholes totaling 140,000 feet of drilling.

The McCoy-Cove drill hole database is large, containing many holes drilled across the large land package. For the current resource estimate, the drill data was filtered to contain only holes within and near the Helen, CSD, CSD-Gap, Gap Hybrid and 2201 zones. A total of 1,397 holes totaling 1,127,481 feet of drilling were included in the current estimate. Holes were drilled using both core and RC methods. Premier drilled 123 of the holes and the remainder were drilled by Victoria, Newmont and Echo Bay.

Recent drill projects have predominantly been completed by coring, while RC drilling was used extensively to delineate historic pit and underground resources. Accordingly, the recently discovered Helen, 2201 and CSD-Gap zones were modeled almost exclusively using core holes, while the pit-proximal CSD zone and low-grade lenses were modeled using a mix of RC drilling and core. The authors of the McCoy-Cove Report consider both core and RC data to be reliable.

Current Drilling Methodology

Drill Hole Placement

Initial surface collar locations are based on drill plan targeting – collar locations are marked in the field by a geologist using a hand held global positioning system (GPS) device loaded with coordinates from drill plans in either Gemcom or MapInfo project files. A wooden collar picket is marked with both the azimuth and dip designations. The azimuth is also painted in a line on the ground directly in-line with the collar picket allowing the drill rig to line up on the correct bearing from the collar location. The geologist re-confirms both azimuth and dip once the rig is lined up on the drill pad using a Brunton compass. After drilling is complete, holes are abandoned and marked with a metal tag cemented into the collar. A final collar location survey is performed by a professional contract surveyor. A UTM NAD83 Zone 11N coordinate system is used.

RC Drilling Procedures

Holes are drilled using industry standard RC drilling equipment. Samples are collected on five-foot intervals using a cyclone sample collector. The sample interval is written on the sample bag using permanent marker. Drilling advances are paused at the end of each sample run to ensure the complete sample has been collected and avoid contamination of the following sample. The optimum sample size collected is approximately one quarter to one half of a 17-inch by 22-inch sample bag (about 4.5 to 9 kilograms or 10 to 20 pounds).

Core Drilling

Core holes are drilled using HQ (about 3-inch diameter) core. Holes may be reduced to NQ (about 2.4-inch diameter) to permit continuation of a hole in difficult drill conditions. Premier has used both standard and triple-tube tooling. Triple-tube is preferable in broken ground because it facilitates placement of core into the core box, allowing the sample to remain more intact. Drilled material is placed in wax-impregnated core boxes. Drillers label the end of the core run to the nearest half of a foot and measure and record the recovery in feet on wooden blocks, which are placed in the core box at the end of each drilled interval. Core boxes are labeled with company name, property, bore hole identifying number (BHID), box number and drilled interval. The authors of the McCoy-Cove Report believe the drilling procedures are adequate.

Sampling Methodology

Boxed core is transported by i-80 personnel from Cove to the Lone Tree core storage yard adjacent to the logging facility. When a geologist is ready to log the hole, a geotechnician moves the core inside the logging facility, places it on logging tables and washes off any drill mud. A geologist records detailed geology data directly into acQuire software. Data fields include geotechnical, sampling intervals, lithology, alteration, oxide, sulfide, structure, point data, veins and density.

Sample intervals are chosen by the geologist based on detailed geologic observations. Sample intervals may range from ten feet to a minimum of one foot, with a maximum of five feet in areas of interest. The geologist marks sample intervals on the core and staples a sample ticket double-stub in the core box at the end of the sample interval. Sample IDs are automatically generated in acQuire, with a prefix that designates the project. Sample tickets are then printed out with sample IDs. Logged core boxes are photographed with a high-resolution camera while wet and then stacked on a wooden pallet prior to being moved to the sample cutting area.

The geologist prints a cut-sheet from acQuire software with the sample numbers and intervals and gives the cut-sheet to the geotechnician. The geotechnician places a sample bag in a five-gallon plastic bucket on the floor next to the core saw. The core is sawed in half, the left piece is placed into the sample bag, and the right piece goes back into the core box. In the case of broken core, the sampler does their best to divide the sample equally. Once the interval is split, the geotechnician takes one part of the double sample stub from the core box and staples it to the sample bag. The remaining sample stub remains in the core box for future reference. The geotechnician then ties the sample bag shut and marks the sample off the cut-sheet. The tied sample bags are stored in a sample bin for the lab driver to pick up.

The geologist assigns QAQC samples while logging targeting 5% blanks, 5% standards, and 2.5% field duplicates. The geologist attempts to place blanks after high-grade samples where available. The geologist also attempts to place standards proximal to mineralized zones with standard gold values approximately that of the mineralized zone gold values. However, since the gold value of the rock cannot be known prior to assay, the standard value may not always compare well to the mineralized zone. The geotechnician places the blanks and duplicates with their sample tags in the sample bin with the regular core samples. The standards are placed in a small sample bag with the corresponding sample ID. The standards corresponding to a single hole are then placed in a larger bag prior to shipment to the assay lab.

The geologist completes a sample submittal sheet. The assay lab driver picks up the samples from the Lone Tree core shed and is given a chain of custody form with sample ID’s for the shipment. An electronic copy of the sample submittal form is emailed to the assay lab.
Drill hole status, such as splitting, sample dispatch date, batch ID, and dates of both preliminary and final results, are tracked in acQuire as well as on ALS Mineral’s online portal..

Core Recovery

The average recovery for core drilled by Premier is about 90%, which is consistent with historic recovery measurements. Recovery is calculated by measuring the length of material between blocks in the core box and dividing that length by the drilled interval length. It is difficult to measure length accurately for a broken interval of core, and the tendency is to over-estimate recovery in broken intervals. This is a typical problem for drilling in northern Nevada, and the authors believe that 90% is a reasonable estimate of recovery. Although any sample with less than 100% recovery is sub-optimal, the authors believe the samples provide a reasonable representation of the rock package.

Surveying

Sampling and Data Verification

Exploration samples are submitted to ALS Minerals, an ISO/IEC 17025:2017 certified and accredited laboratory in Sparks, Nevada, for sample preparation and analysis. American Assay Laboratory in Sparks, Nevada is used for umpire check sample analysis. The drill and geochemical samples are collected in accordance with accepted industry standards. Data verification was completed as part of the generation of the mineral resources estimate. All data collected, including but not limited to collar location, downhole survey, geological, and analytical data, are subject to i-80 Gold’s Quality Assurance, Quality Control (“QAQC”) procedures. Property Grid and Drill Hole Collars

Mineral Processing and Metallurgical Testing

Testing programs completed demonstrate that samples from Gap and Helen zones are refractory to standard cyanide leaching. The samples showed significant levels of preg robbing from naturally occurring carbonaceous matter and refractory gold in sulfide minerals. Some samples showed better amenability to roasting while others showed better amenability to pressure oxidation. Processing of Cove production will require a facility with refractory treatment either in a new process plant or through an existing operation that can provide third party processing. Head assaying for both the Helen Zone and Gap indicated that the gold in the two resources will likely be finely disseminated and not amenable to gravity gold recovery.

Mineral Resource Estimates

The mineral resource estimate presented herein has been prepared following the guidelines of S-K 1300 as well as NI 43-101 and Form 43-101F1 and in conformity with generally accepted "CIM Estimation of Mineral Resources and Mineral Reserves Best Practice Guidelines 2019". Mineral resources have been classified in accordance with the definitions set forth in S-K 1300 and "CIM Definition Standards for Mineral Resources and Mineral Reserves" adopted by the Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Council on May 10, 2014.

The Cove area includes four distinct mineralized zones: CSD, GAP, Helen, and 2201. The mineralized zones follow a southeast to northwest trend beginning below the historic Cove pit and extending over 6,000 feet to the northwest.

The cutoff grade for mineral resources varies by process type and estimated recovery. It is anticipated that total gold production will be limited by mine capacity and cut off grades will range from a low of 0.112 Au opt to a high of 0.155 Au opt. Details of Cutoff grade estimation are given in section 18.4. of the Cove Technical Report.

	Tons (000)	Tonnes (000)	Au (opt)	Au g/t	Ag (opt)	Ag (g/t)	Au ozs (000)	Ag ozs (000)
Indicated Mineral Resource
Helen	743	674	0.271	9.3	0.074	2.6	201	55
Gap	280	254	0.219	7.5	0.239	8.9	61	72
CSD	275	249	0.175	6	1.603	55	48	441
Total Indicated	1,298	1,177	0.239	8.2	0.438	15	310	568
Inferred Mineral Resource
Helen	1,743	1,582	0.245	8.4	0.083	2.9	427	146
Gap	2,229	2,022	0.244	8.4	0.262	9	543	585
CSD	319	290	0.173	5.9	1.685	57.8	55	538
2201	168	153	0.78	26.7	1.016	34.8	131	171
Total Inferred	4,459	4,047	0.259	8.9	0.323	11.1	1,156	1,439
Notes:
1.Mineral resources have been estimated at a gold price of $2,175 per troy ounce and a silver price of 27.25 per troy ounce;
2.Mineral resources have been estimated using gold metallurgical recoveries ranging from 73.2% to 93.3% for roasting and 78.5% to 95.1 % for pressure oxidation;
3.Roaster cutoff grades range from 4.15 to 5.29 Au g/t (0.121 to 0.154 opt) and pressure oxidation cutoff grades range from 3.83 to 4.64 Au g/t (0.112 to 0.135 opt);
4.The effective date of the mineral resource estimate is December 31, 2024;
5.Mineral resources, which are not mineral reserves, do not have demonstrated economic viability. The estimate of mineral resources may be materially affected by environmental, permitting, legal, title, socio-political, marketing, or other relevant factors;
6.An inferred mineral resource is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. Geological evidence is sufficient to imply but not verify geological and grade or quality continuity. An inferred mineral resource has a lower level of confidence than that applying to an indicated mineral resource and must not be converted to a mineral reserve. It is reasonably expected that the majority of inferred mineral resources could be upgraded to indicated mineral resources with continued exploration; and
7.The reference point for mineral resources is in situ.

Grade Estimation and Resource Classification

The gold and silver variables in the block model were estimated using inverse distance cubed (ID3) and nearest neighbor methods. The estimations were completed with one pass.

Anisotropic search parameters were set to the average orientation of each zone. Average orientation was determined by loading the modeled 3 g/t lenses by zone in Vulcan and visually estimating average dip and dip direction. Distances were selected based on the drill spacing of samples intercepting the lenses and on the general orientation and shape of the interpreted solids. Blocks inside of the modelled 3 g/t lenses were estimated using only composites flagged with the corresponding lens code. Blocks outside of the 3 g/t lenses were estimated using composites with the corresponding low-grade flag. Blocks lying outside the low-grade halo were not estimated. The estimation search parameters are listed below and discusses in Section 11.8 of the Cove Technical Report.

Estimation Parameters

Zone	Mineral Lens Code	Bearing	Plunge	Dip	Major Search Axis (ft)	Semi-major Search Axis (ft)	Minor Search Axis (ft)	Min Samp	Max Samp
CSD_GAP	220X	315	4.8	10.3	300	300	100	1	3
GAP Hybrid	500X	315	5.0	0.0	300	300	100	1	3
CSD	110X	315	6.3	7.1	300	300	100	1	3
Upper Helen	310X	315	10.7	7.0	300	300	100	1	3
Upper Helen Wedge	330X	315	6.2	-7.4	300	300	100	1	3
Lower Helen	320X	315	0.0	0.0	300	300	100	1	3
Lower Helen Wedge	340X	315	-1.5	0.0	300	300	100	1	3
2201 high angle vein 1	1301	342	0.0	73.6	300	300	300	1	3
2201 high angle vein 2	1302	342	0.0	73.6	300	300	300	1	3
2201 high angle vein 3	1303	322	0.0	73.6	300	300	300	1	3
2201 low angle	140X	315	7.6	15.7	300	300	100	1	3
Low_CSD_GAP and GAP Hybrid	22000	315	4.8	10.3	300	300	100	1	3
Low_CSD	11000	315	6.3	7.1	300	300	100	1	3
Low_Upper Helen	31000	315	10.7	7.0	300	300	100	1	3
Low_Upper Helen Wedge	33000	315	6.2	-7.4	300	300	100	1	3
Low_Lower Helen	32000	315	0.0	0.0	300	300	100	1	3
Low_Lower Helen Wedge	34000	315	-1.5	0.0	300	300	100	1	3
Low_NE of CR fault	10000	315	0.0	0.0	300	300	100	1	3
Low_Other_1100X	1100X	315	6.3	7.1	300	300	100	1	3
Low_Other_2200X	2200X	315	4.8	10.3	300	300	100	1	3
Low_Other_3300X	3300X	315	6.2	-7.4	300	300	100	1	3
Low_Other_3400X	3400X	315	-1.5	0.0	300	300	100	1	3

A script was run on the estimated block model to populate the classification variable. The classification categories are indicated, inferred and none. Classification was determined based on three block model variables: au_dist, au_ndh and au_nn_dist. These three variables represent, respectively, the average distance to the composites used to estimate the grade of the block, the number of drill holes contributing to the grade of the block, and the distance to the nearest composite. The default value was defined as ‘none’, which was over-written by indicated or inferred where the required conditions were satisfied. The conditions of the classification script are listed in the chart below.

Class	Script Condition	au_dist (ft)	au_ndh	au_nn_dist (ft)
Indicated	if	<100	at least 2	50 or less
Inferred	elseif	<=300	at least 2
None	default

Significant parameters used in the gold and silver estimations included:
1.Only composites with a value of greater than or equal to zero were used;
2.A minimum of one and maximum of three composites were used;
3.Only one composite per drill hole was allowed;
4.Composites were selected using anisotropic distances oriented to the local dip and dip direction of the zone;
5.Only composites within a lens were used to estimate blocks within the lens;
6.Grades were capped using a top cut method; and
7.Gold and silver for blocks outside modelled 3 g/t and low-grade shells were not estimated.

Processing and Recovery Operations

Mineralization from Cove operation which is amenable to roasting will be processed via dry grind, roasting followed by carbon in leach (CIL) at a third-party processing facility. Up to 750 tons per day of Cove production will be processed at this facility.

Beginning 2028, amenable production will also be processed through the Lone Tree pressure oxidation facility. Operating conditions will be determined. Production will likely be blended with feed from other i-80 operations.

i-80 Gold plans to process single refractory ore from their Nevada mines at their Lone Tree Mill in a hub and spoke arrangement.

The Lone Tree Mine is located immediately adjacent to I-80, approximately 12 miles west of Battle Mountain, 50 miles east of Winnemucca, and 120 miles west of Elko. Mining commenced at Lone Tree in April 1991 with the first gold pour in August of 1991. In 1993, a POX circuit was added to the facility, which included a SAG / ball mill circuit, followed by a thickening circuit, the POX process for refractory gold ores, and finally CIL, carbon stripping, and refining.

In 1997, a 4,500 tpd flotation plant was constructed to make concentrate to supplement the feed to the POX circuit, as well as to ship excess concentrate to Newmont’s Twin Creeks POX plant or to its Carlin roaster. The Lone Tree processing facilities were shut down at the end of 2007. Since that time, the mills have been rotated on a regular basis to lubricate the bearings. In general, the facility is still in place with most of the equipment sitting idle.

i-80 Gold Corp’s objective is to refurbish and restart the POX circuit and associated unit operations, including the existing oxygen plant, as it was operating before the shut-down, while meeting all new regulatory requirements. The flotation circuit is not being considered for restart. The POX circuit will have capability to operate under either acidic or basic conditions.

In order to restart the process plant, new environmental regulations in relation to allowable mercury emissions must be met. In February 2011, the NDEP and the EPA brought about new standards to limit mercury emissions to 127 lb of mercury for every million tons of ore processed. In order to meet this requirement, the Lone Tree facility will require several environmental upgrades prior to restart.

Infrastructure, Permitting and Compliance Activities

Access to the mineralized zones is through a portal located just north of the Cove Pit. Primary development totals 23,048 feet with gradients up to +/- 15%. Ventilation and secondary egress will be gained through a ventilation intake portal in the southwest pit wall and an exhaust raise equipped with a personal hoist for evacuation.

Drift and fill mining with mining heights of fifteen feet will be the primary method for extraction of the Helen and Gap mineral resource. Where the mineralized lenses thicken, breasting the sill or back can recover additional mineralization. Waste rock from development and waste reclaimed from historic dumps will be used for Cemented Rock Fill (CRF) or unconsolidated (GOB) fill as appropriate to achieve high levels of extraction. Development and production mining will be performed by a qualified mining contractor thus reducing the capital requirements for the Project.

A trucking contractor will transport mineralization mined over local, state, and federal roads for processing at a third party roaster or at i-80’s Lone Tree pressure oxidation (POX) facility.

Dewatering will be accomplished using 15 surface wells and a pit lake barge producing up to 43,000 gallons per minute (gpm) Dewatering water will be piped to several Rapid Infiltration Basins (RIBs) constructed at the northern project boundary. The RIB locations have been selected to prevent recharge into the Cove hydrogeologic system. During the summer irrigation season water will be provided to local ranchers for irrigation of alfalfa crops.

Long term electrical power demands up to 11.5 MW will be supplied by NV Energy via an existing 120kV transmission line which connects the Project site to NV Energy’s Bannock substation. A new substation and 13.8kV distribution system will be constructed at Cove.

Power for initial mine development and underground delineation drilling will be provided from an existing 24.9kV distribution line that also terminates on the property. A substation for the 24.9kV line and a distribution line to the portal site was constructed in 2019. Power will be stepped down from the 120kV substation and use the same distribution line.

Baseline environmental studies have been undertaken to facilitate the National Environmental Protection Act (NEPA) administered by federal land management agencies. This, along with dewatering, constitutes the critical path to production.

All of the historical dewatering infrastructure has been removed except the water monitoring wells and piezometers. i-80 will be required to construct the following:

•Dewatering wells with production string;
•Pit lake dewatering barge;
•Electrical distribution lines and transformers to the dewatering wells and pit lake barge;
•Collection pipelines to each well and pit lake barge’
•Rapid Infiltration Basins, and;
•Pipeline from the collection piping system to the RIBs.

Mine Facilities

The below figure shows the proposed location of mine facilities. The laydown area will contain the mine office, maintenance shop, equipment wash down bay, fuel and oil storage, employee dry facilities and warehouse.

Backfill

Backfill material for unconsolidated waste fill can be obtained from any suitable source, such as development waste, open pit waste dumps or leach pads. Backfill material for CRF will need to meet specifications designed to achieve minimum uniaxial compressive strength specifications. This specification is designed to provide the pillar strength needed to maintain stability of adjacent underground excavations and may require screening and/or crushing. CRF material will be mixed at a backfill plant located near the portal and transported underground using the same truck fleet used to remove mineralized material and waste from the mine.

Impact

Au-Reka is the owner and operator of the Cove Project and is responsible for all permitting requirements associated with the site including ensuring that mineral exploration activities are conducted in compliance with all applicable environmental protection legislation. The Cove Project is primarily located on public lands administered by the Bureau of Land Management (BLM) and is subject to both Federal and State permitting requirements. Au-Reka is unaware of any existing environmental issues or compliance problems that have the potential to impede production at the Project. Au-Reka is working closely with both State and Federal regulators to ensure that the permitting and compliance strategies are acceptable and will not cause delays in production or mine development. At this time, there are no community or social impact issues regarding work being completed at the Project. Au-Reka continues to engage with the surrounding community and other external stakeholders.

The Cove Project site is located within a previously mined area and most activities are currently being conducted or are planned on existing previously disturbed or mined areas, thereby limiting the potential environmental impacts to the site. All necessary studies and permits are in place to support the permitted exploration and test mining activities at the site.

The underground exploration decline was advanced in 2022-2023 followed by infill drilling of the ore body that continued in 2025.

Au-Reka is currently in the process of advancing the full-scale underground mining phase of the Project and, during 2023-2024, baseline studies were conducted to support the federal permitting action which is expected to be an Environmental Impact Statement (EIS) through the BLM. In addition, an associated POO Amendment will also be completed and submitted to address the Project specifics for full-scale underground mining. Nevada Division of Environmental Protection (NDEP) permits will also be secured as the Project permitting progresses.

McCoy-Cove Property Existing Permits

Permit Name	Agency	Permit Number
Plan of Operations - Cove Helen UG	BLM	NVN-088795
Plan of Operations - McCoy Cove Mine	BLM	NVN-067086
Plan of Operations - McCoy Cove Exploration	BLM	NVN-067716
Mine Reclamation Permit - Cove Helen UG	NDEP-BMRR	342
Mine Reclamation Permit - McCoy Cove Mine	NDEP-BMRR	147
Mine Reclamation Permit - McCoy Cove Exploration	NDEP-BMRR	62
Surface Area Disturbance Permit - Cove Helen UG	NDEP-BAPC	AP1041-2192.03
Surface Area Disturbance Permit - McCoy Cove Exploration	NDEP-BAPC	AP1041-3762
Water Pollution Control Permit - Cove Helen UG	NDEP-BMRR	NEV2010102

Water Pollution Control Permit - Cove Helen RIBs	NDEP-BMRR	NEV2010107
Water Pollution Control Permit - McCoy Cove Mine	NDEP-BMRR	NEV0088009
Mining Stormwater General Permit	NDEP-BWPC	NVR300000: MSW-678
Onsite Sewage Disposal System General Permit	NDEP-BWPC	GNEVOSDS09L0112
Industrial Artificial Pond Permit	NDOW	S400418
Dam Safety Permit	Nevada State Engineer/NDWR	J-495
Class III Waivered Landfill	NDEP-BSMM	SW335

Closure and Reclamation Requirements

Reclamation bonding requirements during the pre-construction phase of the project are $166k per year and increase to $826k per year during construction and operation of the mine. Regulatory bonding requirements will be satisfied by the purchase of surety for an annual cost of 2% per year. Estimated reclamation costs net of salvage total $22.9M. Post closure monitoring is forecast to continue for 5 years following final reclamation at a cost of $250k per annum. Closure and reclamation costs on a per unit basis total $42.30 per gold ounce.

Economic Analysis

Royalties include both the 1½ % Newmont NSR and the 2% Summa Corporation NSR. The Summa royalty applies only to a portion of the mine production.

Federal income taxes of 21% apply to taxable income after appropriate deductions for depreciation and depletion. The gold percentage depletion rate is 15%. Nevada’s commerce tax is 0.051% on all revenue above $4M per annum. The excise tax is 0.75% on all revenue above $20M and less than $150M and 1.1% on revenues over $150M.

Capital spending over the life of the project is subdivided into three categories. Pre-development spending of $17.3M encompasses definition drilling, baseline data collection, engineering, hydrogeologic investigations, metallurgical testing and permitting. Construction capital is required for Helen and Gap dewatering, infrastructure and mine development and is projected at $157.4 M over a two-year period commencing in 2028. Sustaining capital includes mine development and facilities. Sustaining capital totals $49.1M commencing in 2030.

Gold recovery will total 740,000 ounces over the eight-year mine production life. Material mined for processing averages 0.305 Au opt. Full production is reached after two years of ramp up in 2031 and averages 1,190 tpd from 2031 through 2036.

The Helen and Gap zones contain 70% and 89% inferred mineral resources respectively. The results without inferred are the result of a gross factorization of the production stream. There has been no adjustment to capital development, dewatering capital or mine facilities capital. Furthermore, there has not been any recalculation of productivities or operating costs due to the lower production rates.

Financial Statistics

	With Inferred	Without Inferred
Gold price (US$/oz)	$2,175
Silver price (US$/oz)	$27.25
Mine life (years)	8
Average mineralized mining rate (tons/day)	1,010	200
Average mineralized mining rate (tonnes/day)	916	181
Average grade (oz/t Au)	0.305	0.313
Average grade (g/tonne Au)	10.5	10.7
Average gold recovery (roaster %)	79%	79%
Average gold recovery (autoclave %)	86%	86%
Average annual gold production (koz)	92	19
Total recovered gold (koz)	740	148
Pre-development capital ($M)	$17.3	$17.2
Mine construction capital ($M)	$157.4	$157.4
Sustaining capital (M$)	$49.1	$49.1
Construction Start Date	1/1/2028
Economic Indicators Post Construction Decision [3]
Cash cost (US$/oz) [1]	$1,194	$1,697
All-in sustaining cost (US$/oz)[2]	$1,303	$2,240
All in cost (US$/oz) [5]	$1,635	$3,302
Project after-tax NPV5% (M$)	$271	($160)

Project after-tax NPV8% (M$)	$216	($159)
Project after-tax IRR	30%	NA
Payback Period	5.5 Years	NA
Profitability Index 5%[4]	2.4	0.2
Financial Statistics Including Pre-Construction Period (1/1/2025 – 12/31/2027) [6]
All in cost (US$/oz) [5]	$1,658	$3,419
Project after-tax NPV5% (M$)	$256	($178)
Project after-tax NPV8% (M$)	$198	($177)
Project after-tax IRR	25%	NA
Payback Period	6.8 years	NA
Profitability Index 5%[4]	1.9	0.2
Notes:
1.Net of byproduct sales;
2.Excluding income taxes, construction capital, corporate G&A, corporate taxes and interest on debt;
3.Discounted to 2028, Construction Start;
4.Profitability index (PI), is the ratio of payoff to investment of a proposed project. It is a useful tool for ranking projects because it allows you to quantify the amount of value created per unit of investment. A profitability index of 1 indicates breakeven;
5.Excluding corporate G&A, corporate taxes and interest on debt;
6.Discounted to 2025;
7.This IA is preliminary in nature, it includes inferred mineral resources that are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineral reserves, and there is no certainty that the IA will be realized. Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability;
8.Inferred mineral resources constitute 70 % of the Helen zone and 89% of the Gap zone. The “Without Inferred” statistics presented are a gross factorization of the mine plan without any redesign of mine excavations or recalculation of productivities and costs. Capital costs are the same for the “With Inferred” and “Without Inferred” scenarios. The “Without Inferred” scenario is presented solely to illustrate the projects dependence on inferred mineral resources.
9.The financial analysis contains certain information that may constitute "forward-looking information" under applicable Canadian and United States securities regulations. Forward-looking information includes, but is not limited to, statements regarding the Company’s achievement of the full-year projections for ounce production, production costs, AISC costs per ounce, cash cost per ounce and realized gold/silver price per ounce, the Company’s ability to meet annual operations estimates, and statements about strategic plans, including future operations, future work programs, capital expenditures, discovery and production of minerals, price of gold and currency exchange rates, timing of geological reports and corporate and technical objectives. Forward-looking information is necessarily based upon a number of assumptions that, while considered reasonable, are subject to known and unknown risks, uncertainties, and other factors which may cause the actual results and future events to differ materially from those expressed or implied by such forward looking information, including the risks inherent to the mining industry, adverse economic and market developments and the risks identified in Premier's annual information form under the heading "Risk Factors". There can be no assurance that such information will prove to be accurate, as actual results and future events could differ materially from those anticipated in such information. Accordingly, readers should not place undue reliance on forward-looking information. All forward-looking information contained in this Presentation is given as of the date hereof and is based upon the opinions and estimates of management and information available to management as at the date hereof. Premier disclaims any intention or obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except as required by law;

Mineral Resources Comparison

For the year ended December 31, 2023, the Company was not subject to S-K 1300, and reported its mineral reserve and resources in accordance with NI 43-101.

The comparison of the Mineral Resources as of December 31, 2023 and December 31, 2024 can be found in the table below. In 2024 for the Cove Underground Project, the total tonnes increased and total ounces decreased in comparison to 2023 in both the indicated and inferred categories. The increase in tonnes is the result of using a higher gold price and lower cut-off grade. The decrease in ounces is due to the use of stope optimizer software in the estimation process of the new resource. The new methodology generates optimal mineable stope geometries while considering several factors including geological constraints, grade distribution and stope dimensions. This significantly improves the accuracy of mineral resource estimates and has become an industry standard for underground deposits in Nevada.

	December 31, 2024		December 31, 2023		Percent Difference
Category	Ounces Gold	Ounces Silver	Ounces Gold	Ounces Silver	Gold	Silver
Indicated	310	568	351	943	(12)%	(40)%
Inferred	1156	1439	1353	2565	(15)%	(44)%

Net Book Value

The net book value of the Cove Project and its associated plant, equipment and mineral interests was approximately $52.9 million as of December 31, 2024.

Granite Creek

Property Description, Location and Access

The Granite Creek property (the "Granite Creek Property" or "Granite Creek Project"), was formerly known as the Getchell property, and originally as the Pinson property. The Granite Creek Project is located in Humboldt County, Nevada, 28 miles northeast of the town of Winnemucca, and it is part of the historic Potosi mining district. It is centered at roughly 41° 8’ N latitude and 117° 15.5’ W longitude. It encompasses about 4,506 acres (1,823.5 hectares) including owned unpatented claims, leased unpatented claims and owned surface fee land.

The Granite Creek Property is accessed by a combination of paved interstate and state highways, and well-maintained, unpaved private roads. The project site is 35 miles from Winnemucca by road and is 60 road miles northwest of Battle Mountain, Nevada. The project area encompasses approximately 1,300 hectares in the Potosi mining district, surrounding and including the existing Granite Creek mine.

The following figure shows the location of the Granite Creek Property.

Ownership, Mineral Rights and Tenure

In April 2021, i-80 Gold Corp. (the "Corporation"), through its wholly owned subsidiary, Premier Gold Mines USA, Inc. ("Premier USA"), completed its acquisition of Osgood Mining Company LLC ("Osgood LLC"), the owner of the Granite Creek Property. In May 2021, the Corporation purchased additional property from Seven Dot Cattle Co. LLC and the Christison family, and in May of 2022 purchased fee land from Nevada Gold Mines LLC, further increasing the size and ownership in the land package.

The approximately five square mile project area contains both private land and unpatented federal lode mining claims on Bureau of Land Management ("BLM") land. The Corporation controls the Granite Creek Project through a combination of full ownership, majority ownership and leases. The properties included in the project area and relation to the proposed mine plans are shown in the figure below.

Granite Creek Property and Mining Claims Map

Explanation
Granite Creek Property Boundary
Unpatented claims leased
Unpatented claims owned
Fee parcels owned
21
29
28
31
33
-1740
3539
8819
14099
19434
14154
8874
3594
-1685

Granite Creek Land Position Map

i-80 Gold Corp. - 2024

N
0 0.25 0.5 1 1.5 2 2.5 3
Kilometers

Unpatented Federal Lode Mining Claims

The Corporation controls 68 mining claims covering portions of Sections 28 and 32, Township 38 North, Range 42 East, and 36 mining claims covering Section 6, Township 37 North, Range 42 East, through ownership (full or majority) and leases. Federal and county holding costs for the unpatented mining claims for 2024 were approximately $22,060.The Corporation, through Osgood LLC, owns a 100% interest in the Pacific #1A-7A mining claims located in Section 28, Township 38 North, Range 42 East. These claims were initially staked by the Cordilleran Explorations partnership, the original developer of the Granite Creek Property, and are subject to the Royal Gold Royalty, the Cordilleran Royalty and the PMC Royalty as described below.

The Corporation, through Osgood LLC, owns a 100% interest in the CX #1A-23A claims located in Section 28, Township 38 North, Range 42 East. These claims were initially staked by Pinson Mining Company ("PMC") and are subject to the Royal Gold Royalty and the PMC Royalty as described below.

The Corporation, through Osgood LLC, controls a 100% interest in the BEE DEE group of claims (56 mining claims) through a mining lease agreement with Franco-Nevada U.S. Corporation (50%) and S&G Pinson, LLC (50%) as the current lessors (the "BEE DEE Lease Agreement"). These claims are located in Section 32, Township 38 North, Range 42 East and Section 6, Township 37 North, Range 42 East. The BEE DEE Lease Agreement provides for monthly minimum advance royalty payments to the lessors, which payments currently total $122,495.24 per year (subject to increases or decreases in accordance with the Consumer Price Index). Osgood LLC is also required under the BEE DEE Lease Agreement to maintain the leased claims with the BLM and Humboldt County, Nevada. The BEE DEE Lease Agreement expires on May 9, 2040. These claims are subject to a 2% net mint or smelter returns ("NSR") royalty in favor of the lessors pursuant to the BEE DEE Lease Agreement, as well as the Royal Gold Royalty and the PMC Royalty as described below.

The Corporation, through Osgood LLC and Premier USA, owns a 11/12 interest in the Pinson #1A-18A mining claims located in Section 32, Township 38 North, Range 42 East. 1/2 interest is held by Premier Gold Mines USA, Inc. The remaining 1/12 interest is owned by Michael Murphy, and is not leased by Osgood LLC. The fact that Osgood LLC has not leased the unowned 1/12 interest in these claims does not preclude it from mining the claims. Osgood LLC, as the co-owner of an undivided interest in these claims, has the right to mine the claims without permission or approval from (and even over any objections by) the other co-owner, subject, however, to an obligation on the part of Osgood LLC to account to the other co-owner for their proportionate share of mining revenues less their proportionate share of mining expenses. These claims are subject to the Royal Gold Royalty and the PMC Royalty as described below, and are also subject to a royalty initially held by Kate Murphy et al.

Fee Lands

The Corporation, through Osgood LLC, owns a 100% interest in Sections 29 and 33, Township 38 North, Range 42 East. Section 29 is subject to the Royal Gold Royalty, the Cordilleran Royalty and the PMC Royalty as described below. Section 33 is subject to the Royal Gold Royalty, the PMC Royalty, the Goldfield Royalty and the Conoco Royalty as described below.

The Corporation, through Osgood LLC and Premier USA, owns a 91.67% interest in the 120-acre parcel comprising the east half of the southwest quarter and southeast quarter of the southwest quarter of Section 28, Township 38 North, Range 42 East. The remaining interest in this parcel is owned by Michael Murphy (8.33% undivided interest) and is not leased by Osgood LLC. As noted above with respect to the Pinson unpatented mining claims (which are only partially owned by Osgood LLC), the fact that Osgood LLC does not own or lease the outstanding 8.33% interest in this land does not preclude Osgood LLC from mining the land. Osgood LLC, as the co-owner of an undivided interest in the land, has the right to mine the land without permission or approval from (and even over any objections by) the other co-owners, subject, however, to an obligation on the part of Osgood LLC to account to the other co-owners for their proportionate shares of mining revenues less their proportionate shares of mining expenses. This parcel is subject to the Royal Gold Royalty and the PMC Royalty as described below, as well as a royalty tied to PMC's purchase of the land.

The Corporation, through Osgood LLC, owns a 100% interest in Section 21, Township 38 North, Range 42 East. Section 21 is subject to the Royal Gold Royalty, and the PMC Royalty, as well as the NGM royalty as described below.

The Corporation, through Premier USA, owns a 100% interest in Section 31, Township 38 North, Range 42 East.

Royalties

The Granite Creek Property is subject to several royalties. As of the date of this Annual Report, the following table summarizes the royalties present on the various properties making up the Granite Creek Property.

Several royalties are in effect on various areas of the property. Some royalties were retained by previous owners upon sale of the property while others were negotiated as lease agreements with claim holders.

Summary of Royalties Related to the Granite Creek Property

Lessor/Grantor	Lease Type
Gold Royalty U.S. Corp.	10% NPI
Franco-Nevada	2% NSR
Franco-Nevada and S&G Pinson	2% NSR
proportionate to individual interests Noceto/Phillips/K. Murph	3.1249% NSR
proportionate to individual interests Noceto/Phillips/K. Murphy/D. Christison/J. Christison/M. Murphy	2% NSR
0.166667% (0.5 of 1/12th of 2%) NSR to Franco-Nevada and S&G Pinson	0.166667% NSR
Nevada Gold Mines	0.5% NSR
Royal Gold	3-5% NSR
1996 Sliding scale royalty with successors to agreement: Royal Gold and D.M. Duncan	1-4% NSR

Environmental Liabilities

The reclamation and closure cost for the Granite Creek Mine surface and underground is estimated to be approximately $3 million at December 31, 2024. A bond in the amount of approximately $1 million is held by the Bureau of Land Management (BLM) to address reclamation activities associated with the underground mine while an additional approximately $2 million bond is held for surface reclamation activities. Subsequent to year end the Company completed the three year update to the reclamation liability and the liability increased to approximately $5 million total, approximately $3 million of which is held by the BLM and the remaining $2 million held by the state of Nevada. There are no other known environmental liabilities associated with pre-Project operations.

History

The Granite Creek Property has been explored by a number of individuals and mining/exploration companies since the late 1930s. The original discovery on the Granite Creek Property was made by Clovis Pinson and Charles Ogee in the mid to late 1930s, but production did not occur until after World War II, when ore from the original discovery was shipped to and processed at the Getchell mine mill. In 1949 and 1950, total production from the Granite Creek mine amounted to approximately 10,000 tons grading approximately 0.14 ounces per ton ("opt").

The Granite Creek Property remained functionally dormant from 1950 to 1970, when an exploration group known as the Cordex I Syndicate ("Cordex") leased the Granite Creek Property from the Christison family (descendants of Mr. Pinson and property owners), on the strength of its similarity to the Getchell property and structural position along the Range-Front fault zone bordering the Osgood Mountains. Following a surface mapping and sampling program in 1971, 17 reverse circulation ("RC") drillholes were completed in and around the 1940s era Granite Creek pit, confirming low-grade gold values. An 18th step-out hole encountered a 90-foot intercept of 0.17 opt gold. This intercept was interpreted as a subcropping extension of known mineralization northeast of the original pit and was the basis for delineation of what would become the "A" zone at the Granite Creek Property, a 60-foot by 1,000-foot shear zone. During the late 1970s, Cordex reorganized into a Nevada partnership known as PMC, with Rayrock Resources as the project operator, and began production at the Granite Creek Property.

Cordex, and its successor, PMC, explored the Granite Creek Property largely through mapping and geochemical sampling. There are three known mapping programs:

1.a regional mapping program from Preble to Getchell by Pete Chapman in the late 1970s;
2.a 1:6000 scale mapping program of the Granite Creek Property in 1983; and
3.a 1:2400 scale mapping program of the pit areas through the active life of the mine.

PMC began developing the A pit in 1980 and produced gold the following year. Production from the B pit began in 1982. Step-out drilling in 1982 to 1983 to the northeast of the A zone intersected two more discrete zones: the C zone (extending east-northeast from the A zone) and the CX zone (extending northeast from the C zone). Step-out drilling northeast of the CX zone in 1984 located an apparently independent fault system (striking north-northwest), dipping steeply east that became the core of the Mag deposit, which went into production in 1987. PMC produced from the CX, CX-West and Mag pits into the mid to late 1990s, until a combination of falling gold prices and erratic mill feed forced closure of the oxide mill in early 1998. Continued attempts to expand production of oxide ore failed, and all active mining ceased on January 28, 1999. The project was officially closed in May 2000.

In the 1990s, Homestake Mining Company ("Homestake") and Barrick Gold Corporation ("Barrick") became "fifty-fifty" partners in PMC through the purchase of minority interests. Homestake and Barrick conducted an exploration program from 1996 to 2000 through PMC, expending approximately $12 million on the project. The joint venture explored the deeper feeder fault zones of the Granite Creek Property, exploring for a large, high-grade gold system that would support a refractory mill complex. This work, while successful in identifying gold mineralization with underground grades, failed to identify a deposit of sufficient size to be of development interest to Homestake or Barrick, and the partners concluded the exploration program. Subsequent to that decision, in 2003, Barrick acquired Homestake and drilled an additional three exploration drillholes.

In August 2004, Atna Resources Ltd. ("Atna") acquired an option to earn a 70% joint venture interest in the Granite Creek Property from PMC, a wholly owned subsidiary of Barrick, and commenced additional follow-up exploration and development of the property. Atna completed its earn-in in 2006 and vested in its 70% interest in the project after expending the required $12 million in exploration and development expenditures. PMC elected to back-in to the project and re-earn an additional 40% interest (bringing PMC's interest to 70% and Atna's interest to 30%) on April 5, 2006. PMC spent over $30 million on the project during the next three-year period and completed its "claw-back" in early 2009. Their work included surface and underground diamond core drilling, RC drilling, underground drifting and surface infrastructure construction (rapid infiltration basins ("RIBs"), mineralized material stockpile pad, underground electrical service upgrades, etc.). A new mining joint venture was formed in 2009 reflecting the project's ownership, with PMC owning a 70% interest in the venture and Atna owning a 30% interest. PMC, as the majority interest owner, was the operator of the joint venture.

In September 2011, Atna negotiated the acquisition of PMC's 70% joint venture interest in the core property position at the Granite Creek Project. The asset purchase and sale agreement included all right, title and interest to the core property described above, as well as an evergreen processing agreement with Barrick for the processing of underground refractory ores from Granite Creek at Barrick's Goldstrike facilities.

Development of the Granite Creek underground mine commenced in early 2012, and mine ramp-up began in late 2012. In total, 6,011 feet of primary and secondary development were completed during 2012 and 2013. The primary spiral ramp was driven to the 4530 level from the 4650 adit level, and both top cut and underhand ore mining occurred in three Ogee zone stope blocks during development. Additional secondary access drifts were in progress when the mine was placed on care and maintenance to access the Range Front and Adams Peak mineral zones but were not completed prior to cessation of underground work. Mining was performed by contract miners utilizing underground mining equipment owned by the contractor. Approximately 30,000 short tons of ore containing 7,900 ounces of gold were mined and shipped to off-site processing facilities. Work on the project continued until June 2013, when the mine was placed on care and maintenance. This decision was driven by a number of factors, including the steep decline in gold prices in 2013.

In May 2014, the status of the underground mine was changed to an intermittent production status. Under this status, periodic mining of ores from stoping areas developed in 2013 was conducted to develop and test revised stoping methods for the underground and to prove mining economics at small production rates.

Osgood LLC, then a wholly owned subsidiary of Waterton Global Resource Management, Inc. ("Waterton"), acquired the Granite Creek Project from Atna in May 2016, after Atna filed for Chapter 11 bankruptcy. Osgood LLC completed numerous drillhole database compilation and verification campaigns, beginning with migration of the Atna database to Maxwell Resources' ("Maxwell") Datashed database software in 2017, and database verification and improvement efforts in 2018. In 2016, Osgood LLC, with an external consultant, completed a project-scale structural geology study that included surface and underground mapping, historical data review and cross section interpretation aimed at defining the main structural architecture at Granite Creek and developing exploration and resource drilling targets. This work formed the basis of an updated 3-dimensional (3D) litho-structural model that was used for the 2020 Mineral Resource estimation. From 2017 to 2018, Osgood LLC also completed an extensive drill material inventory and salvage program that secured the available drill core and RC chips on the property.

Osgood LLC continued to maintain compliance and keep all environmental permits for the site in good standing. This included performing permit-related sampling and reporting, as well as renewing permits. Osgood LLC also performed regular inspections of the site. During the ownership period, Osgood LLC worked with the State of Nevada to close out a Water Pollution Control Permit for a reclaimed portion of the mine, reducing the overall compliance monitoring and reporting liabilities for the operator. In addition, Osgood LLC received approval from the State of Nevada to remove portions of the reclaimed site from the bond.

In addition to these geology and compliance activities, Osgood LLC continued to maintain and improve site infrastructure, including a third-party review of hydrology and dewatering requirements that resulted in the replacement of pumps and the upgrading of two dewatering well process controls. RIBs have been maintained as needed, with water flows being tracked and monitored.

In April 2021, the Corporation completed its acquisition of Osgood LLC from Waterton. In May 2021, additional land was purchased by the Corporation from Seven Dot Cattle Co. LLC. and the Christison family.

In 2022, Section 21 fee land T. 38 N., R. 42 E. was acquired by Osgood Mining Company from Nevada Gold Mines, and lessee interest on the BEE DEE unpatented claims in Section 6, T. 37 N., R. 42 E.

Geological Setting, Mineralization and Deposit Types
Regional Geology

The Granite Creek Property is located on the eastern flank of the Osgood Mountains within the Basin and Range tectonic province of northern Nevada. The Granite Creek mine, together with the Preble, Getchell, Turquoise Ridge and Twin Creeks mines, are on what is referred to as the Getchell gold trend. The main Getchell trend generally strikes northeast-southwest and has been cross-cut by secondary north-south and northwest-southeast-trending structures. The deposits are hosted in Paleozoic marine sedimentary rocks. The rocks are exposed in the Osgood Mountains and have been complexly thrust faulted and intruded by the Cretaceous-aged (92 million years ago) Osgood Mountains granodiorite stock. These units are unconformably overlain by Miocene volcanic rocks.

Local Geology

The geology at the Granite Creek Property is typified by folded Cambrian to Ordovician sedimentary rocks that have been intruded by Cretaceous stocks, which have been cross-cut by later high-angle structural deformation. It is suggested that the high angle faulting is related to the Basin and Range extension. The older rocks are overlain by Miocene andesitic basalt and the surrounding fault-bounded basins filled with quaternary alluvial gravel. The Osgood Mountains have a general northeast trend, although, in the vicinity of the Granite Creek mine, the east flank of the range trends north. Gold mineralization is primarily hosted by fine-grained marine sedimentary rocks that overlie a large stock of Cretaceous granodiorite. The Granite Creek Property is considered to be part of the Osgood Mountain terrane.

At the Granite Creek Property, Cambrian to Ordovician siliciclastic and carbonate rocks have been intruded by the Cretaceous Osgood Mountain granodiorite, resulting in the formation of largemetamorphosed aureoles with development of several tungsten-bearing skarns. The lowest stratigraphic units recognized at the Granite Creek Property are the Cambrian phyllitic shales, limestone interbeds and various hornfelsed sedimentary rocks of the Preble Formation, which are juxtaposed against the granodioritic intrusive. The Preble is overlain by Ordovician sedimentary rocks of the Comus Formation, both of which have been folded into a broad, north-plunging anticline. The west flank of the anticline has been over-thrust by the Ordovician Valmy Formation, which consists of deep-water siliceous shales and cherts. The core of the anticline and scattered localities along the east side of the Osgood Mountains are unconformably overlain or in fault contact with sandstones and conglomerates of the Battle Formation and limestones of the Etchart Formation.

Gold mineralization at the Granite Creek Property is primarily hosted in the Comus Formation.

Property Geology

The Granite Creek Property is located on the eastern flank of a large Cretaceous granodiorite stock that forms the southern core of the Osgood Mountains. Rocks adjacent to the eastern side of the stock have a general east dip and strike sub-parallel to the trend of the Osgood Mountains. The oldest units exposed against the granodiorite are Cambrian Preble phyllitic shales, interbedded limestones and various hornfelsed sediments. Overlying the Preble is a thick package of Ordovician Comus sediments. The lowest portion of the Comus is composed of medium to massively bedded, micritic to silty limestone. The middle portion consists of interbedded limestone and shale layers with local interbedded debris flows. The Upper Comus is comprised of mildly to non-calcareous shales with minor shaly limestone interbeds.

The depositional relationship between the Preble Formation and the overlying Comus Formation is not clearly understood. At the Granite Creek Project, the two formations are in fault contact with each other and subparallel to the Range Front fault that juxtaposes the Comus Formation in the hanging wall against the Preble Formation in the footwall.

A Cretaceous aged (90 – 92 million years ago) granodiorite stock intrudes the Paleozoic section in the southern half of the Osgood Mountains. Emplacement of the stock resulted in the formation of an irregular contact metamorphic aureole, which extends as much as 10,000 feet from the intrusive contact. The metamorphic event resulted in the formation of maroon-colored, biotite-cordierite hornfels in the Upper Preble Formation and chiastolite hornfels in the Upper Comus Formation within much of the Granite Creek Property area. Several tungsten-bearing skarn deposits were also formed along the margins of the stock. Two tungsten skarns are on the Granite Creek Property.

Mineralization on the Granite Creek Property exhibits strong structural control. A wide variety of mineralized structural orientations have been documented. The most important structural feature on the Granite Creek Property is the network of faults that border the escarpment marking the southern and eastern edge of the Osgood granodiorite. The fault system can be divided into three structural and stratigraphically mineralized zones, with each mineralized zone defined by one or more major structural elements. These are referred to as the Range Front, CX and Mag zones. Sedimentary rocks in the vicinity of this system generally dip steeply (easterly) away from the contacts of the granodiorite.

Mineralization

Underground mineralization associated with the CX and Range Front fault typically strikes northeast to north-northeast, with moderate to subvertical dip and thickness varying between 5 feet to 30 feet. High-grade gold mineralized zones are moderately discontinuous and occur within near-vertical pipe-like bodies at fault intersections and along fault parallel structural corridors. Gold mineralization is characterized by pervasive sulphide that consists of two stages of pyrite development, an early non-ore pyrite stage and a gold-bearing arsenian pyrite stage. Megascopically, the gold-bearing pyrite is typically dull brassy to black in color and very fine-grained. Pyrite may also be associated with remobilized carbon, imparting a "sooty" appearance to the pyrite. Gold is primarily contained in pyrite as microscopic inclusions or found in arsenian-pyrite rims around fine pyrite grains. Gold mineralization can be found in multiple styles, including fine sulphide associated with quartz veining and brecciation.

Gold mineralization at the Granite Creek Property is primarily hosted by the Upper and Lower Comus Formations, which consist of interbedded shale, siltstone and limestone. The Upper Comus is the primary host lithology in the Mag zone and currently is host to the majority of surface resources at the deposit. The Upper Comus is also locally mineralized within the A, B, C, CX, CX-West and portions of the Range Front zone. The Lower Comus hosts the majority of the higher-grade underground resources.

The Preble rocks are a poor host for gold mineralization but do contain localized gold concentrations where they have been brecciated and are adjacent to major hydrothermal conduits.

Oxide mineralization includes pervasive limonite and hematite, along with other iron and arsenic oxides. Oxidation is extensive in the CX fault system, occurring along the entire length of the zone and penetrating to a depth of 1,500 feet. Within the Range Front fault system, oxidation is more variable than within the CX fault system. In some fault and shear zones, oxidation may be present to depths of 1,800 feet, whereas in others it may only reach to depths of < 500 feet.

Mag Pit Mineralization

Gold mineralization within the Mag pit is hosted by interbedded carbonate and shale of the Upper Comus Formation. The mineralized zone has a north-northwest orientation, sub-parallel to the Mag fault, dips to the east-northeast and plunges to the south-southeast. The orebody is tabular, has a strike length of approximately 2,500 feet, varies from 200 to 400 feet in width, and ranges in depth from 250 to 300 feet. Higher grade zones are localized along high-angle northwest or northeast-trending faults. Mineralization within the Mag deposit is more disseminated and lower grade than the Range Front, CX and Ogee zones.

Gold mineralization is spatially associated with decarbonatization, kaolinization, white kaolinite fracture-filling, silicification and quartz veinlets. With the exception of massive limestones, the original carbonate content of the host lithologies was removed during decarbonatization, leaving a porous silty textured rock.

Underground Mineralized Zones

Range Front-Ogee Zone

The Range Front zone mineralization consists of discontinuous occurrences of pervasive argillization and decarbonatization within host rock lithologies. Silicification is minor, with carbonate alteration (calcite) occurring along the borders of fault zones. Karst and dissolution breccias that occur along bedding and structural intersections within the Lower Comus Formation are particularly receptive to mineralization. The Ogee zone, which is a near vertical, pipe-like mineralization shoot, occurs at the intersection of the CX-West and Ogee faults. The upper Ogee zone is characterized by strong iron oxide staining, whereas the lower portion of the zone, which is hosted by the Lower Comus Formation, consists of decarbonatized limestone-siltstone dissolution breccia. Below the 4,650-foot elevation within the Ogee zone, sulfide mineralization becomes prevalent. The zone has a strike length of approximately 350 feet, a vertical extent of 600 feet and averages 30 feet in width.

The Range Front fault bounds the eastern front of the Osgood Mountains. Mineralization hosted within the Range Front fault has a strike length of 4,000 feet, a down dip extent of 3,000 feet and averages 100 feet in thickness. Higher grade gold mineralization within the zone is discontinuous, with strike lengths between 40 and 200 feet and thicknesses varying from 10 to over 60 feet.

Gold mineralization along the CX-West fault zone strikes approximately northeast, dips steeply to the north-northwest and has a strike length of approximately 3,000 feet. The mineralized zone averaged approximately 100 feet in width and occurred primarily along the fault contact between the Upper and Lower Comus Formations.

The Linehole Fault zone consists of two fault strands, the Linehole North fault and the Linehole fault. The Linehole North fault is the extension of the Linehole fault north of the intersection with the CX-West fault, and the Linehole fault the extension to the south of the intersection with the CX-West fault. The Linehole mineralization strikes to the northeast, has a strike length of approximately 4,500 feet and a downdip extent of 1,800 feet. Mineralization averages approximately 15 feet in width.

The Adams Peak Shear is a broad structural zone that strikes to the northeast and dips to the northwest. Mineralization within the shear is highly variable, consisting of multiple strands within the structural zone. The mineralization has a strike length of approximately 1,500 feet and continues down dip to the intersection with the Range Front fault. The average width of mineralization is approximately 125 feet.
The Otto Stope fault is located between the CX-West and Linehole faults. The mineralization has a strike length of approximately 2,000 feet and an average thickness of 10 feet.

CX Zone

The CX zone mineralization can be described as a series of discontinuous occurrences of pervasive argillization and decarbonatization within karst and dissolution breccias along bedding and structural intersections within the Lower Comus Formation. Silicification is minor, and carbonate alteration (calcite) is common along fault zones. Dissolution breccias formed in the CX zone are structurally controlled and reflect the geometry of the individual faults.

The CX fault is a zone of continuous mineralization with a strike length of approximately 4,500 feet and a width ranging between 10 and 100 feet. Mineralization has a down-dip extent of 1,300 feet as defined by exploration drilling. The following faults either cut or control the orientation of the mineralization in the CX Zone.
•The SOS fault has an average width of 10 feet and a strike length of 1,400 feet, and extends down-dip to its intersection with the CX Fault.
•The CX fault hanging wall splays extend between the CX and SOS faults for approximately 500 feet and have an average thickness of 15 feet. They extend down-dip to their intersection with the CX Fault.
•The CX fault footwall splay has a strike length of approximately 500 feet, averages 20 feet in width and extends down-dip for 750 feet.
•The SOS dike has an average thickness of 15 feet, a strike length of approximately 2,700 feet and extends down-dip to its intersection with the CX fault.
•The SOS Cross fault strikes between the SOS fault and the SOS dike for approximately 700 feet, extends down-dip to its intersection with the CX fault and has an average width of five feet.

South Pacific Zone

The South Pacific Zone (SPZ) is a northeast trending and southeast dipping zone of high-grade fault-bound mineralization with a northeast plunge of 45o. The mineralization is controlled by the along-strike and down-dip extent of the Otto fault. The zone is defined by a suite of northeast striking moderately southeast dipping anastomosing fault splays with the highest grades concentrated along faults that juxtapose the Upper and Lower Comus Formations. The mineralization has a strike length of 1,250 feet (381 meters), a down dip extent of 900 feet (274 meters), and average fault-bound mineralization widths of 25 feet (7.6 meters).

Deposit Types

The structural setting, alteration mineralogy and mineralization characteristics of the deposit is consistent with Carlin-type deposits.

Drilling

The following table presents a summary of drilling at the Granite Creek Property.

Drillholes Within the Current Property Boundary by Type and Operator

Company	Core Holes (includes RC pre-collar with Core Tail)	Core Footage	RC Holes	RC Footage	Rotary Holes	Rotary Footage	Total Holes	Total Footage
i-80	339	167,293	501	115,222	—	—	840	282,515
Atna	113	68,334	201	49,920	—	—	314	118,254
PMC - Barrick	123	91,006	41	33,375	—	—	164	124,381
PMC	46	76,297	1,369	631,061	387	124,298	1802	831,656
Total	621	405,042	2,112	829,578	387	124,298	3120	1,356,806
Note: RC=reverse circulation

Mineral Resource Estimates

The Pinson deposit, for the purposes of modelling and estimations, is broken into two areas: the open pit area and the underground area. The open pit area is the location of previous open pit mining and includes the A pit, B pit, CX pit and Mag pit. The underground area is considered separately from the open pit due to the narrow, vein-like structures associated with the resource.

The open pit and underground Mineral Resource estimates for the Granite Creek Property have been prepared following the guidelines of S-K 1300 and in conformity with generally accepted "CIM Estimation of Mineral Resources and Mineral Reserves Best Practice Guidelines 2019". Mineral Resources have been classified in accordance with the "Definition Standards for Mineral Resources and Mineral Reserves" adopted by the Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Council on May 10, 2014. The Mineral Resource estimates include Inferred Mineral Resources that are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as Mineral Reserves under the S-K 1300 CIM definition standards. Readers are advised that Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability, and there is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves. The Granite Creek Property presently has no Mineral Reserves. Whittle pit optimization was applied to the open pit Mineral Resource estimate to assess the reasonable prospects for economic extraction for the resource.

The Mineral Resource estimates presented herein are based on the current drillhole database for the Pinson deposit, previously mined out volumes and backfilled volumes. The authors performed a data validation of the drill hole database prepared by the Corporation and determined it to be of suitable accuracy to perform a Mineral Resource estimate for the Granite Creek Property.

The tables below summarize the current open pit and underground Mineral Resource estimates for the Granite Creek Property.

Open Pit Statement of Mineral Resources As of December 31, 2024

Class	Zone	Total Process Material (1000s tonnes)	Gold Grade (g/t)	Total Contained Gold (1000s oz)
Measured	B Pit	2910	1.32	123.41
	A Pit	563	1.07	19.30
	CX Pit	10889	1.30	455.27
	Mag Pit	12000	1.21	467.97
	Total	26362	1.26	1065.95
Indicated	B Pit	360	1.10	12.73
	A Pit	689	0.80	17.78
	CX Pit	2973	1.25	119.62
	Mag Pit	7317	0.93	219.16
	Total	11339	1.01	369.29
Measured and Indicated	B Pit	3270	1.29	136.14
	A Pit	1252	0.92	37.08
	CX Pit	13862	1.29	574.89
	Mag Pit	19317	1.11	687.13
	Total	37701	1.18	1435.24
Inferred	B Pit	32	0.64	0.67
	A Pit	205	0.59	3.88
	CX Pit	1347	1.16	50.24
	Mag Pit	563	1.11	20.17
	Total	2148	1.09	74.95

Notes:
(1)The effective date of the Mineral Resource estimate is December 31, 2024.
(2)Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability.
(3)Mineral resources are reported at a 0.30g/t cut-off, an assumed gold price of $2,040 $/per troy ounce using variable recovery, a slope angle of 41 degrees, 6% royalty, heap leach processing cost of $9.04 per tonne (includes admin) and CIL processing cost of $17.22 per tonne (includes admin)..
(4)The reference point is in situ.

Criteria for Reasonable Prospect for Economic Extraction

The requirement, “reasonable prospects for economic extraction,” generally implies that the quantity and grade estimates meet certain economic thresholds and that the mineral resources are reported at a cutoff grade considering appropriate extraction scenarios and processing recoveries. To meet this requirement, GRE considered that major portions of the Granite Creek deposit are amenable for open pit extraction.

To determine the quantities of material offering “reasonable prospects for economic extraction” by an open pit, GRE constructed open pit scenarios developed from the resource block model estimate using Whittle’s Lerchs-Grossman miner “Pit Optimizer” software. Reasonable mining assumptions were applied to evaluate the portions of the block model (Measured, Indicated, and Inferred blocks) that could be “reasonably expected” to be mined from an open pit. The optimization parameters presented in the table below were selected based on experience and benchmarking against similar projects. The results are used as a guide to assist in the preparation of a mineral resource statement and to select an appropriate resource reporting cutoff grade. GRE considers that the blocks located within the resulting conceptual pit envelope show “reasonable prospects for economic extraction” and can be reported as a mineral resource. For more information on the estimation parameters for both the open pit and underground resource estimates see sections 11.6 and 11.7 of the Granite Creek technical report.

Granite Creek Resource Parameters for Open Pit Optimization
.

Variables	Unit	Value
Mining Cost (waste/mineralized material)	$/ tonne mined	$2.46
Heap Leach Cost	$/ tonne mineralized material treated	$9.04
Carbon in Leach Cost	$/ tonne mineralized material treated	$17.22
Heap Leach (HLCH) Recovery with CN Solubitity <60%		CN solubility*100
Heap Leach (HLCH) Recovery with CN Solubitity >=60%		((0.1225*[Au PPM])+0.4164)*100
CIL Recovery	%	((0.5388*CN Solubility)+0.3201)*100
Gold Price	$/oz	$2,040
Selling Costs and Penalties	$/oz	$114
Total Royalty (Simplified)%		6%
Slope Angle	degrees	41
HLCH	tonnes per year	2,975,000
CIL	tonnes per year	1,050,000

Underground Statement of Mineral Resources As Of December 31, 2024

Zone	ktons	ktonnes	Au opt	Au g/t	Au koz
Measured
Ogee	88	80	0.244	8.4	22
Otto	59	53	0.256	8.8	15
Meas Total	147	133	0.249	8.5	37
Indicated
CX	8	7	0.391	13.4	3
Ogee	181	164	0.352	12.1	64
Otto	295	268	0.316	10.8	93
South Pacific	223	203	0.286	9.8	64
Ind Total	707	641	0.317	10.9	224
Measured and Indicated
CX	8	7	0.391	13.4	3
Ogee	269	244	0.317	10.9	85
Otto	354	321	0.306	10.5	108
South Pacific	223	203	0.286	9.8	64
M&I Total	854	775	0.305	10.5	261
Inferred
CX	97	88	0.351	12	34
Ogee	42	38	0.563	19.3	24
Otto	187	170	0.401	13.7	75
South Pacific	536	486	0.361	12.4	194
Inf Total	862	782	0.378	13	326
Notes Pertaining to Underground Mineral Resources:
1.Mineral Resources have been estimated at a gold price of $2,175 per troy ounce and a silver price of $27.25 per ounce.
2.Mineral Resources have been estimated using gold metallurgical recoveries of 85.2% to 94.2% for pressure oxidation. Payment for refractory mineralization sold to a third party is 58%. Oxide CIL mineralization payments vary from 40% to 70% based upon the grade of the mineralization.
3.The cutoff grade for refractory Mineral Resources varies from 0.151 to 0.184 opt. for acidic conditions. The cutoff grade for oxide mineral resources is 0.075 opt.
4.The contained gold estimates in the Mineral Resource table have not been adjusted for metallurgical recoveries.
5.Numbers have been rounded as required by reporting guidelines and may result in apparent summation differences.
6. A Mineral Resource is a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling.
7.An Inferred Mineral Resource is that part of a Mineral Resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. Geological evidence is sufficient to imply but not verify geological and grade or quality continuity. An Inferred Mineral Resource has a lower level of confidence than that applying to an Indicated Mineral Resource and must not be converted to a Mineral Reserve. It is reasonably expected that the majority of Inferred Mineral Resources could be upgraded to Indicated Mineral Resources with continued exploration.
8.Mineral Resources, which are not Mineral Reserves, do not have demonstrated economic viability. The estimate of Mineral Resources may be materially affected by environmental, permitting, legal, title, socio-political, marketing, or other relevant factors.
9.Mineral Resources have an effective date of December 31, 2024, and;
10.The reference point for mineral resources is in situ.

Mining Methods
Open Pit
The Granite Creek Mine Project will employ conventional open pit mining techniques using front end loaders and rear dump rigid frame haul trucks. As discussed in Section 17, open pit material will be treated using CIL circuit. The mine plan is designed to deliver an average of 10,000 tonnes of potentially economically viable material per day from the open pit to the crusher which will then be run through the CIL mill. The average daily waste production rate over the life of the mine is 84,750 tonnes per day. Waste material would be either placed on waste rock storage facilities (WRSF) or as backfill in previously mined open pits.

There are three distinct open pit production areas on the Granite Creek Project: B pit, CX pit and Mag pit. The CX and Mag pits were each designed with three phases, for a total of seven mining phases for the project. The production pits will be sequentially mined with minor overlap of simultaneous production dependent on short term scheduling needs. The proposed mining sequence begins with pit B and is shown in the table below.

Summary of Pit Phases

Pit / Phase	Start Day	End Day
Pit B	-129	208
CX 1	118	618
CX 2	423.0	1,077
CX 3	997.0	1,969
MAG A	1,969	2,137
MAG B	1,918	2,656
MAG C	2,388	3,103

The authors of the Granite Creek Report prepared a base case pit resource estimate using a cut-off rate of 0.30 g/t. The resource estimate assumes the use of CIL processing at the project. A preliminary mining schedule was then generated from the base case pit resource estimate. The schedule is based on a mining rate of 10,000 tonnes per day and assumes the project will operate on two 12-hour shifts, 365 days per year.

Base Case Mine Schedule

60,000
50,000
40,000
30,000
20,000
10,000
0
1000s Tonnes
Year -1
Year 1
Year 2
Year 3
Year 4
Year 5
Year 6
Year 7
Year 8
Year 9
High Grade CIL Tonnes
Low Grade CIL Tonnes
Waste

Fresh mineralized material and waste rock is comprised of a mix of shale, limestone, dolomite, conglomerates and granodiorite. All of this material will require drilling and blasting prior to excavation. Some areas within the pits to be excavated consist of alluvium or previous backfill; those areas will not require drilling and blasting, except to the extent drill holes are needed for grade control. Drilling and blasting will employ conventional techniques, which will entail drilling 7-inch diameter blastholes spaced on 18-foot centers. The rock will be blasted with ammonium nitrate fuel oil ("ANFO") blasting agent initiated with shock tube, boosters and nonel blasting caps. Potential noise and dust from blasting is not anticipated to impact the surrounding community due to the Granite Creek Project's remote location far away from residential or commercial structures.

To store the waste material generated during mining activities, two waste rock piles are proposed. The waste piles will be located south of the CX pit and east of the Mag pit. Additionally, as mining progresses, waste rock will be backfilled into portions of the mined-out B and CX pits. These locations have been selected to minimize hauling distances and disturbed acreage. Up to approximately 108 million tonnes of waste rock will be mined and placed into the waste rock piles and approximately 100 million tonnes will be backfilled into mined out pits.

Underground

The Granite Creek Project has a zone of high grade material suitable for underground mining. Three methods were considered for the underground resource, each having a situational usefulness that can be applied when certain criteria are met:

•Overhand Cut and Fill: Overhand cut and fill will be used when the ground is stable. The underground mining method will involve mining stopes sized 50 feet in height and 100 feet in length. Mining is fully mechanized with mobile equipment. Development required to access stopes consists of ramps, level drifts and ventilation excavations. The previous underground workings at the site will provide initial access and fulfill ventilation requirements in the early stages of the mine.
•Underhand Cut and Fill: Underhand cut and fill will be used when the ground conditions are very poor. The reason being that mining work takes place under a cemented, reinforced backfill that will remain intact when the surrounding wall rock fails. This method costs more, but is a far safer alternative.

•Longhole Stoping: Longhole stoping will be used when rock quality is good and the average stope width is wide enough to allow full stope recovery. Alternative bulk underground mining methods that can be used include longhole stoping with delayed fill and AVOCA stoping methods.

Preliminary schedules for the production and development of the underground resource are set out below. The schedules assume the mine will operate on two 12-hour shifts, 365 days per year.

Annual Production and Development Schedule (Including Inferred Mineral Resources)

Calendar Year	2025	2026	2027	2028	2029	2030	2031	2032	2033	Total
Mineralized Material Mined
Total Mineralization Mined (000's Tons)	212	207	222	242	274	206	168	59	—	1,589
Total Mineralization Mined (000's Tonnes)	193	188	201	220	249	186	152	53	—	1,442
Gold Grade (Ounce/Ton)	0.328	0.394	0.341	0.346	0.324	0.316	0.316	0.354	—	0.339
Gold Grade (g/t)	11	14	12	12	11	11	11	12	—	12
Contained Gold (000's Ounces)	70	81	76	84	89	65	53	21	—	538
Production Mining
Stope Development and Drift and Fill Mining (000's Tons)	212	207	222	242	274	206	168	59	—	1,589
Stope Development and Drift and Fill Mining (000's Tonnes)	193	188	201	220	249	186	152	53	—	1,442
Mineralization Production Rate (tpd)	582	566	608	662	752	563	460	160	—	435
Mineralization Production Rate (tonnes/day)	528	513	552	601	682	511	417	145	—	395
Backfill
Total CRF Backfill (000's Tons)	212	207	222	242	274	206	168	59	—	1589
Waste Mining
Expensed Waste (000's Tons)	115	100	111	111	124	90	76	28	—	754
Expensed Waste (000's Tonnes)	104	91	101	101	113	81	39	25	—	684
Primary Capital Drifting (Feet)	6,675	7,913	5,233	1,694	0	0	0	0	—	21,515
Capital Raising (Feet)	1,050	640	180	180	150	150	0	0	—	2,350
Capitalized Mining (000's Tons)	180	202	116	39	1	1	0	0	—	539
Capitalized Mining (000's Tonnes)	163	183	106	35	1	1	0	0	—	489
Total Tons Mined (000's Tons)	508	508	450	392	400	296	243	87	—	2,883
Total Tons Mined (000's Tonnes)	461	461	408	355	363	269	221	79	—	2,615
Mining Rate (tpd)	1,391	1,392	1,232	1,070	1,095	811	667	236	—	658
Mining Rate (tonnes/day)	1,262	1,263	1,118	971	993	736	605	214	—	597

Annual Production and Development Schedule (Excluding Inferred Mineral Resources)

Calendar Year	2025	2026	2027	2028	2029	2030	2031	2032	2033	Total
Mineralized Material Mined
Total Mineralization Mined (000's Tons)	106	103	111	121	137	102	84	59	—	820
Total Mineralization Mined (000's Tonnes)	96	93	100	109	124	93	76	53	—	744
Gold Grade (Ounce/Ton)	0	0	0	0	0	0	0	0	—	0
Gold Grade (g/t)	10	12	11	11	10	10	10	5	—	10
Contained Gold (000's Ounces)	31	36	34	37	40	29	24	9	—	239
Production Mining
Stope Development and Drift and Fill Mining (000's Tons)	106	103	111	121	137	102	84	29	—	791
Stope Development and Drift and Fill Mining (000's Tonnes)	96	93	100	109	124	93	76	26	—	718
Mineralization Production Rate (tpd)	290	282	303	329	374	280	229	160	—	225
Mineralization Production Rate (tonnes/day)	263	256	275	298	339	254	208	145	—	204
Backfill
Total CRF Backfill (000's Tons)	106	103	111	121	137	102	84	29	—	791
Waste Mining
Expensed Waste (000's Tons)	57	50	55	55	62	45	38	14	—	376
Expensed Waste (000's Tonnes)	52	45	50	50	56	41	34	13	—	341
Primary Capital Drifting (Feet)	6675	7913	5233	1694	0	0	0	0	—	21515
Capital Raising (Feet)	1050	640	180	180	150	150	0	0	—	2350
Capitalized Mining (000's Tons)	180	202	116	39	1	1	0	0	—	539
Capitalized Mining (000's Tonnes)	163	183	106	35	1	1	0	0	—	489
Total Tons Mined (000's Tons)	343	354	282	214	199	148	121	43	—	1705
Total Tons Mined (000's Tonnes)	311	321	256	194	181	134	110	39	—	1546
Mining Rate (tpd)	940	970	773	585	546	405	332	118	—	389
Mining Rate (tonnes/day)	853	880	701	531	495	367	301	107	—	353

Production is scheduled to take stopes near or directly adjacent to existing underground development for an economically advantageous low cost of development. Development is sequenced to ensure that all necessary excavations are complete before production on a given level begins.

Horizontal development and production drilling will be done with jumbo drill rigs. However, the drilling pattern for development and production will be different. Blasting will utilize a mixture of ANFO and emulsion. The ANFO will be loaded into holes using a pneumatic loader, and the emulsion will be packaged in sticks to allow loading. Blasting will be initiated using blasting caps, boosters and detonation cord. Mucking will be done with load-haul-dump ("LHD") equipment. The LHD will muck the working face by tramming to a muck bay, where material will be rehandled and loaded into a haul truck that hauls to the surface.

Underground development and production will take place below the groundwater table. It is expected that as the workings progress deeper, the flow rate will increase. Seasonal changes will affect the groundwater inflow, but this will be largely limited to shallower workings. Dewatering pumps will be needed to remove groundwater, and groundwater discharge will need to be managed as per applicable local laws and regulations.

The current ventilation plan is designed to supply fresh air down the ramp to active areas and to exhaust through vent raises using two 150-horsepower main fans per mining area. The number and size of ventilation fans is based on the number of active faces and total horsepower of major equipment.

Processing and Recovery Operations
CIL Process

The Granite Creek Open Pit Project will employ open pit mining with a CIL system on a 365 day per year, 24 hour per day basis. The CIL circuit will use crushed ROM material at a nominal size of approximately 1/2 inch. Crushed material will advance to a ball mill, where lime will be added to control pH levels in the CIL circuit.

A pre-leach thickener will then be used to thicken the ground material and flocculant will be added to improve settling rates. The thickener underflow will then be pumped to a series of CIL tanks in which the slurry flows sequentially. As gold is extracted via cyanidation, it is quickly adsorbed onto carbon. Carbon will flow counter-current to the slurry and be recovered in the first tank. The loaded carbon will then be treated with an acid wash to remove any deposits and will be pumped to an elution column. A stripping solution strips gold off the loaded carbon. The pregnant solution will be pumped to the electrowinning process and the precious metal cathodes are smelted into dore bars.

A regeneration kiln is used for the reactivation of barren carbon from the elution column. This reactivated carbon is pumped back into the last CIL tank. Fresh carbon may be added to the regeneration kiln as well. Tailings from the CIL tanks are pumped to a thickener and are properly stored.

Third Party Processing

Until the Company's Lone Tree Autoclave is operational the Company will utilize a third party autoclave facility. The third party autoclave circuit processes 4 - 5 million tons per year and consists of primary crushing, two parallel semi-autogenous grinding (SAG) Mill-Ball Mill grinding circuits with pebble crushing, five parallel autoclaves capable of acid pressure oxidation (POX) and three of which are capable of alkaline POX, two parallel calcium thiosulphate (CaTS) leaching circuits with resin-in-leach (RIL), electrowinning for gold recovery, and a refinery producing doré bullion from both autoclave and roaster circuits.

Gold recovery estimates are based on both testwork and operational history with curves utilized for both depending on operating strategy and ore characteristics.

Lone Tree Pressure Oxidation Facility

i-80 Gold plans to process single refractory mineralization from Granite Creek at their Lone Tree Mill in a hub and spoke arrangement upon completion of a refurbishment of the facility.

Infrastructure, Permitting and Compliance Activities
Project Infrastructure

The Granite Creek mine is a past operating mine, and as such, has a large portion of the necessary infrastructure in place. Existing infrastructure at the Granite Creek Property includes an office building, dry and warehouse facilities, a small shop facility and a lined stockpile area on the surface. Landline telephone and digital subscriber line service are available at the Project site. Cellular phone service is also available, but is dependent on the strength of receiving antennas, topography, and lines of sight. A fiber optic line provides wifi throughout surface infrastructure and key areas of the underground to support phone, radio, and process control instrumentation. The metallurgical laboratory is still on the project site, although the analytical equipment has been removed. Within the lab are offices, a wet lab, sample preparation and a fire assay area. In addition, there is a fully functional and operating truck scale adjacent to the office facility, which was used to weigh trucks when the underground material was toll treated by a third-party mill.

A paved county road (number 789) leads to the edge of the property with a short gravel section, less than one mile from the existing Granite Creek office building. A complete well maintained road system allows access to the historic open pits and underground mine in the CX Pit.

Six deep dewatering wells were drilled and cased at the property, four of which are currently being operated. Water from the dewatering system is discharged to one of two RIBs on the east side of the county road. There is also a process water well, which feeds a process water tank and distribution system.

Electrical infrastructure suitable for mine operations is installed. A 120 kV line feeds the mine-owned transformer, which is further stepped down to 13.8 kV, with available power estimated at 2 MW. Power to the underground operations is supplied at 480 V. There is a small transformer at the mine portal. All power lines to the underground mine and dewatering system are above ground and mounted on poles.

Over 9,000 feet of underground workings have been completed at the property. The mine is accessed through either of two portals, and dual egress has been established for most areas of the mine. Where dual egress is not possible, rescue chambers have been installed. Equipment is repaired in an underground mine shop. Air doors and a ventilation fan provide required air supply to the workings in compliance with Mine Safety and Health Administration standards.
Water Management

To manage excess water at the project site, the Granite Creek Project has four permitted RIBs. These are closed basins surrounded by a berm, which allow for the infiltration of excess mine water. Two RIBs and associated pipelines have been constructed at the property. A total of four RIBs are permitted for the infiltration of 6,900 gallons per minute ("gpm") of water. This capacity can be used to dewater the pits, and will likely be sufficient for any reasonable scenario for underground dewatering at the Granite Creek Project. The authors suggested that, prior to anticipated demand, two more RIBs should be constructed.

There are many prior hydrogeologic studies of the Granite Creek site, and a long history of pit and underground dewatering. This experience has shown that the aquifers appear to be fairly low-yield with compartmentalized stored water and a relatively modest steady state inflow rate. There also appears to be an unconductive fault between the MAG and CX pit which limits flow between these nearby areas. This is observed by the fact that the water level in the MAG pit lake is higher than the water level in the CX pit and underground workings. In other words, pumping CX dry has not dried up MAG.

The proposed mine plan contemplates starting with the B and CX pits, with mining of the Mag pit scheduled to start in Year Three. Operations will need to manage the RIBs in such a way that the MAG pit can be dewatered prior to mining while maintaining a maximum water disposal rate of 6,900 gpm.

The RIBs still require some development. The Corporation committed to regulators that it would construct a RIB surge pond to remove sediments and stabilize flow, and that it would conduct an arsenic attenuation study. However, in lieu of the study, and with communication with the regulators, the Corporation has constructed a water treatment plant.

Environmental Permitting Requirements

Active Permits

The permits listed below allow for the current ongoing underground operation at Granite Creek. Major permit revisions, as well as additional permits, will be required for the proposed plan of operations outlined in the technical report.

The National Environmental Policy Act (NEPA) is likely the largest single permitting hurdle that the project will face. The NEPA process is required when disturbances are anticipated to take place on federal lands and non-patented mining claims. It is reasonable to expect that this NEPA permitting effort will require the completion of an Environmental Impact Statement (EIS) through the BLM. State permits are required for air quality protection, groundwater protection, surface water protection, and water rights.

As of the date of this Annual Report, the major active permits held by Osgood LLC are presented in the table below. These permits do not permit on-site mineral processing, nor the large-scale storage of mine waste.

Granite Creek Project – Active Permits

Permit Name	Agency	Permit Number
Plan of Operations Granite Creek Mine Project	BLM	NVN-064101
Class II Air Quality Operating Permit	NDEP-BAPC	AP1041-3086.02
Mercury Operating Permit to Construct	NDEP-BAPC	MOPTC AP1041-3089 (De Minimis)
Water Pollution Control Permit - Rapid Infiltration Basins	NDEP-BMRR	NEV2005102
Water Pollution Control Permit - Granite Creek Mine	NDEP-BMRR	NEV2005103
Mine Reclamation Permit	NDEP-BMRR	47
Granite Creek UG Mine Reclamation Permit	NDEP-BMRR	242
Mining Stormwater General Permit	NDEP-BWPC	NVR300000: MSW-42365
Onsite Sewage Disposal System	NDEP-BWPC	GNEVOSDS09S0177
Hazardous Materials Storage Permit	Nevada State Fire Marshal	12441012106
Waters of the United States Jurisdictional Determination	USACE	Request for Approved Jurisdictional Determination (AJD) submitted to USACE November 2022

The project site has full water rights for Granite Creek, the largest drainage that crosses the property. Granite Creek is an ephemeral drainage that is captured upgradient from the CX pit and conveyed in a pipeline to the channel downgradient from the open pits, which then flows between the RIBs. This water right is useful because if operations require it, this water can be managed at the discretion of the project.

Economic Analysis

Granite Creek Open Pit

GRE performed an economic analysis of the project by building an economic model based on the following assumptions:

•Federal corporate income tax rate of 21%
•Nevada taxes:
◦Proceeds of Minerals Tax – variable, with a maximum of 5% of Net Proceeds
◦Property tax – 2.5605%
◦Nevada gold and silver mine royalty – variable, with a maximum of 1.1% of gross revenue
◦Nevada Commerce tax of 0.051% on revenues greater than $4 million.

•Sales and use taxes are not included in the model
•Equipment depreciated over a straight 7 or 15 years and has no salvage value at the end of mine life
•Loss carried forward
•Depletion allowance, lesser of 15% of net revenue or 50% of operating costs
•Gold price of $2,175 per troy ounce
•Gold recovery calculated per block as detailed in Section 13
•Royalties on individual claims calculated by block, ranging from 0.02% to 7.5%, averaging 5.7%. There also is a 10% royalty applied to net profit.

After analyzing the economic results of all cases considered, GRE selected the CIL only case with 0.85 g/t high grade cutoff, contractor operation, conventional tailings, and 133-tonne haul trucks and 21.9-tonne loaders as the base case as it results in the best overall economic results.

The economic model assumes a 1-year construction period. The time for permitting has not been included in the economic model, but the permitting for the open pit mine is likely to take three to five years and occur during the underground mining portion of the project.

Open Pit Mine Financial Statistics

After Tax Economic Measure	Value
Gold price (US$/oz)	$2,175
Silver price (US$/oz)	$27.25
Mine life (years)	10
Average mineralized mining rate (tons/day)	11,023
Average mineralized mining rate (tonnes/day)	10,000
Average grade (oz/t Au)	0.036
Average grade (g/t Au)	1.25
Average gold recovery (CIL %)	86.6%
Average annual gold production (koz)	110
Total recovered gold (koz)	1,120
Initial Capital (Millions)	$234.0
Sustaining capital (M$)	$30.3
All-in Sustaining Cost ($/oz Au produced)	$1,227.4
Cash Cost ($/oz Au produced)	$1,180.5
After Tax NPV@5% (millions)	$417.2
After Tax IRR	28.7%

Underground Mine Financial Statistics

After Tax Economic Measure	With Inferred	Without Inferred
Gold price (US$/oz)	$2,175
Silver price (US$/oz)	$27.25
Mine life (years)	8
Average mineralized mining rate (tons/day)	435	225
Average mineralized mining rate (tonnes/day)	395	204
Average grade (oz/t Au)	0.339	0.292
Average grade (g/t Au)	11.6	10
Average gold recovery (autoclave %)	78%	78%
Average annual gold production (koz)	52	23
Total recovered gold (koz)	418	186
Sustaining capital (M$)	$88.8	$88.8
Cash cost (US$/oz) [1]	$1,366	$1,699
All-in sustaining cost (US$/oz) [1,2]	$1,597	$2,217
Project after-tax NPV5% (M$)	$155	($30)
Project after-tax NPV8% (M$)	$135	($33)
Project after-tax IRR	84%	-12.7%
1.Net of byproduct sales;
2.Excluding income taxes, resource conversion drilling, corporate G&A, corporate taxes and interest on debt;
3.Profitability index (PI), is the ratio of payoff to investment of a proposed project. It is a useful tool for ranking projects because it allows you to quantify the amount of value created per unit of investment. A profitability index of 1 indicates breakeven;

4.This IA is preliminary in nature, it includes inferred mineral resources that are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineral reserves, and there is no certainty that the IA will be realized. Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability;
5.Inferred mineral resources constitute 50% of mass and 56% of gold ounces of all mineral resources. The “Without Inferred” statistics presented are a gross factorization of the mine plan without any redesign of mine excavations or recalculation of productivities and costs. Capital costs are the same for the “With Inferred” and “Without Inferred” scenarios. The “Without Inferred” scenario is presented solely to illustrate the project’s dependence on inferred mineral resources;
6.The financial analysis contains certain information that may constitute "forward-looking information" under applicable Canadian and United States securities regulations. Forward-looking information includes, but is not limited to, statements regarding the Company’s achievement of the full-year projections for ounce production, production costs, AISC costs per ounce, cash cost per ounce and realized gold/silver price per ounce, the Company’s ability to meet annual operations estimates, and statements about strategic plans, including future operations, future work programs, capital expenditures, discovery and production of minerals, price of gold and currency exchange rates, timing of geological reports and corporate and technical objectives. Forward-looking information is necessarily based upon a number of assumptions that, while considered reasonable, are subject to known and unknown risks, uncertainties, and other factors which may cause the actual results and future events to differ materially from those expressed or implied by such forward looking information, including the risks inherent to the mining industry, adverse economic and market developments and the risks identified in Premier's annual information form under the heading "Risk Factors". There can be no assurance that such information will prove to be accurate, as actual results and future events could differ materially from those anticipated in such information. Accordingly, readers should not place undue reliance on forward-looking information. All forward-looking information contained in this Presentation is given as of the date hereof and is based upon the opinions and estimates of management and information available to management as at the date hereof. Premier disclaims any intention or obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except as required by law.

Mineral Resources Comparison

For the year ended December 31, 2023, the Company was not subject to S-K 1300, and reported its mineral reserve and resources in accordance with NI 43-101.

The comparison of the Mineral Resources as of December 31, 2023 and December 31, 2024 can be found in the table below. In 2024 the total tonnes and ounces in the Granite Creek Open Pit increased in all categories due to a new resource estimate which used a higher gold price and lower cut-off grade than the previous estimate.

In 2024 the total tonnes and ounces in the Granite Creek Underground decreased in the measured category, but increased in the indicated and inferred categories. This increase in indicated and inferred and decrease in measured are both due to a new resource estimate which used different estimation methods than the previous resource estimate. In addition, the new resource estimate contained new drilling conducted by i-80 Gold since the publication of the previous resource estimate.

	December 31, 2024		December 31, 2023		Percent Difference
Category	Ounces Gold	Ounces Silver	Ounces Gold	Ounces Silver	Gold	Silver
Granite Creek Underground - Measure	37	0	156	0	(76)%	—%
Granite Creek Underground - Indicated	224	0	181	0	24%	—%
Granite Creek Underground - Inferred	326	0	319	0	2%	—%
Granite Creek Open PIt - Measured	1066	0	988	0	8%	—%
Granite Creek Open PIt - Indicated	369	0	304	0	21%	—%
Granite Creek Open Pit - Inferred	75	0	62	0	21%	—%

Net Book Value

The net book value of Granite Creek and its associated plant, equipment and mineral interests was approximately $93.5 million as of December 31, 2024.

Lone Tree Project

Property Description, location and access

Property Description

The Lone Tree project (the "Lone Tree Project") was acquired on October 14, 2021, by i-80 Gold Corp. ("i-80") from Nevada Gold Mines LLC ("NGM"). NGM is a joint venture in respect of the Lone Tree mineral deposit located in Nevada, U.S.A., between Newmont Mining Corporation ("Newmont") and Barrick Gold Corporation ("Barrick").

Resource expansion potential exists down-plunge of the main Lone Tree deposit and in the unmined Sequoia zone discovery where previous drilling returned multiple wide, high-grade, intercepts. The Lone Tree Report focuses only on the Lone Tree mine properties (the "Lone Tree Properties").

The Location and Means of Access

The Lone Tree mine project is approximately 30 miles east of Winnemucca, Nevada, and 20 miles northwest of Battle Mountain, Nevada at 40° 50' 19" N, 117° 12' 37" W. The land package includes the process area, the Lone Tree Pit, and the Buffalo Mountain Property. Processing infrastructure at Lone Tree includes an autoclave, carbon-in-leach mill, flotation mill, and heap leach facility.

The mine office is accessible from Interstate 80 by a paved highway.

The site of the Lone Tree Project has an autoclave and flotation mill, which as of the date of this Lone Tree Report, are on care and maintenance. The list of processing plants includes the following facilities:

•Lone Tree Autoclave, which processes higher-grade refractory ore.
•Lone Tree Flotation Plant, which processes lower-grade refractory ore.
•Lone Tree leach pad (Phases 1-4), which treats oxide ore in a cyanide heap-leach process.
•Lone Tree leach pad (Phase 5), which treats oxide ore in a cyanide heap-leach process.
•Lone Tree leach pad (Phase 6), which treats oxide ore in a cyanide heap-leach process.

Administrative and Maintenance Shop
Lone Tree Mine
Mineral Processing, leaching
Brooks pit
Buffalo Mountain property boundary
Mineral Processing, & leaching
Phase 5 Pond and Preg Sump
Phase 5-7
Thickener and Filter Press
LT Assay Lab
East and West Ponds
CIC Building
E-Train
Phase 1-4
N
0
1
2 mi

The climate is cold and semi-arid, typical of eastern Nevada.
Title to or Interest
The Lone Tree Properties include interests in fee lands, mineral rights in fee lands, patented mining claims, and unpatented mining claims which are leased or owned by the Corporation through its subsidiary Goldcorp Dee LLC. i-80 has been informed by the Clerk of the Eleventh Judicial District Court, Humboldt County, Nevada that there are no pending actions which relate to the Lone Tree Properties in which i-80, its subsidiaries, or NGM are named as parties.
Permits/Licenses

Several permits are in place at the Lone Tree Project, including permits from the BLM and the Nevada Division of Environmental Protection, and numerous minor permits and licenses. No major environmental study has been conducted by i-80 to address various liabilities including dewatering.

Environmental Liabilities

Reclamation activities from past mining and processing at the Lone Tree project are ongoing. A reclamation cost estimate prepared in March 2022 estimated cost to close and reclaim the project is $87 M. This amount includes closure of all permitted mining and exploration disturbance at the project and is calculated using standardized reclamation cost estimators

History
In the early days the Lone Tree area was explored for copper, but no significant resources were discovered. The initial discovery hole at Lone Tree was drilled in July 1989 by Cordex Exploration Co. ("Cordex") on the southern extension of what was to become the Lone Tree gold deposit. This southern portion of the deposit was referred to as the Stonehouse deposit. Santa Fe Pacific Gold ("Santa Fe") discovered the main part of the Lone Tree deposit in the pediment on the west flank of the hill in 1989 and acquired the Stonehouse portion of the deposit from Cordex. Newmont acquired the deposit from Santa Fe through a merger and began operations in 1991, continuing mining operations until 2006. Operations were discontinued in 2006 due to the increased production costs, largely resulting from the influx of groundwater into the deepening pit. The pit was allowed to flood which created a lake within the pit. Approximately 4.6 million ounces of gold were produced from the Lone Tree mine and approximately 5.2 million ounces of gold were produced at the Lone Tree processing facilities during this time.
Mining on the Brooks deposit, which lies to the southwest of the main Lone Tree pit, was conducted in 2015-2019. Approximately 52,000 ounces were placed on the heap leach pad and residual leaching is ongoing. Residual leaching and ongoing reclamation activities from the Lone Tree mine continued until 2007. In July 2019 the non-operating Lone Tree project became part of NGM, and i-80 then, through its subsidiary Goldcorp Dee LLC, acquired the Lone Tree property and processing facilities from NGM on October 14, 2021.
Geological Setting, Mineralization and Deposit Types
Mineralization is structurally controlled within three Paleozoic rock sequences at the Lone Tree deposit. The oldest of these three is the Valmy Formation which is unconformably overlain by rocks of the Pennsylvanian Antler Sequence of the Battle and Edna Mountain Formations. The Pennsylvanian-Permian Havallah sequence rocks were thrust over the Antler Sequence rocks in the mine area. The Havallah Sequence is dominated by siltstones, chert and basalts with lesser sandstones and conglomerates. Amongst the three mineralized Paleozoic sequences, Antler Sequence rocks appear to have been preferentially mineralized within the structural zones.
Out of three principal mineralized zones namely the Wayne Zone, the Sequoia Zone, and the Antler High Zone, the Wayne zone is the most preferred zone with higher amount of mineralized material. The main structural component of the Wayne zone is the north-sound trending Powerline Fault. While the pit bottom is currently under water, the footwall of the Powerline fault seems to be exposed on the east wall of the Lone Tree mine.
Regional Geology

The Lone Tree deposit occurs in Humboldt County, Nevada, within the Basin and Range physiographic province, in the northern part of the Battle Mountain mining district. The Battle Mountain mining district is dominated by Late Cretaceous and Eocene age magmatism with a variety of ore deposit types including porphyry Cu-Au, porphyry Mo, skarn, distal disseminated +/- Carlin-type deposits. A number of Cu-Mo porphyry along with sedimentary rock-hosted gold deposits, such as Lone Tree, Buffalo Valley, Marigold, North Peak, and Trenton Canyon, have been classified as distal disseminated and Carlin-type deposits and Au-skarn deposits, such as those at Buckingham, Copper Canyon, Copper basin, and Elder Creek. Au/Ag ratios are consistent with most other Carlin-type deposits, although the lower ratios of some ores overlap with the distal-disseminated Au-Ag deposits such as Lone Tree, Nevada.

The high Au/Ag ratios and lack of base metals have been used to differentiate Carlin-type Deposits from other sedimentary rock-hosted deposits in northern Nevada such as Lone Tree, Nevada, which are classified as pluton-related or distal-disseminated Ag- Au.

Regional tectonic activities in northern Nevada, occurred over a period of two billion years starting with Precambrian rocks occurring in the East Humboldt. Paleozoic rocks in this region generally comprise four distinct tectonostratigraphic assemblages:

•Cambrian-Ordovician miogeoclinal carbonate shelf-slope rocks identified through deep drilling in the district but not exposed at the surface.
•Ordovician-Mississippian eugeoclinal siliciclastic rocks of the Roberts Mountain allochthon, including the Valmy Formation.
•Autochthonous Pennsylvanian to Permian shallow-water facies of the Antler overlap sequence.
•Mississippian to Permian deep-water siliciclastic rocks and basalts of the Golconda allochthon, which were thrust on top of the Antler overlap sequence by the Golconda thrust during the Permian-Triassic Sonoma orogeny (Theodore, 2000), constituting the Havallah sequence; many of the clastic constituents of these rocks appear to be sourced from the Antler highlands.

Gold deposits are hosted in a variable stratigraphic package of Ordovician through lower Mississippian shallow-water rocks that have been overthrust by deep-water, siliciclastic allochthonous rocks along the Roberts Mountains Thrust during the late Devonian to Early Mississippian Antler orogeny. Subsequent orogenic shortening during the Pennsylvanian and Permian (Humboldt disturbance), Early Triassic (Sonoma orogeny), Middle Jurassic (Elko orogeny) and Early Cretaceous (Sevier orogeny) have reactivated earlier basement and Antler-related faults. The sedimentary rocks are intruded or unconformably overlain by igneous rocks of three magmatic episodes: Cretaceous, Eocene, and Miocene age.

The current regional physiography is the result of extensional tectonics during the Tertiary. High angle faults formed during this period are interpreted as the main pathways for ore forming fluids. Economic concentrations of gold typically occur near the intersections of northeast and north-south faults, along the margins of intrusive bodies, or at contacts between siliceous and carbonate lithologies. Geochemical enrichment in trace elements such as silver, arsenic, antimony, mercury, and thallium are common to nearly all trend deposits.

Local Geology & Mineralization

Mineralization is hosted within structures which crosscut all three Paleozoic rock sequences present in the mine area. The oldest of these three sequences is the Ordovician Valmy Formation, which is a part of the Roberts Mountain Allochthon.

In the mine area, the Valmy consists primarily of quartzite, with lesser amounts of chert, argillite, and minor basalt. The Valmy rocks are unconformably overlain by rocks of the Pennsylvanian Antler Sequence, which belong to the Battle and Edna Mountain Formations. The Edna Mountain Formation at Lone Tree is typified by a sandy siltstone unit grading downward into a lithic sandstone unit. The Battle Formation is observed as a poorly sorted cobble conglomerate of varying thickness. A thin calcareous sandstone tentatively identified as a lateral equivalent of the Antler Formation rocks present at the Marigold Mine has been encountered in drill holes on the southeastern margin of the mine area. Rocks of the Pennsylvanian-Permian Havallah sequence were thrust over the Antler Sequence rocks in the mine area during the Sonoma Orogeny. The Havallah Sequence at Lone Tree encompasses several rock types within at least three packages, but is dominated by siltstones, chert and basalts with lesser sandstones and conglomerates. Although gold mineralization is present in all three Paleozoic sequences, Antler Sequence rocks appear to have been preferentially mineralized within the structural zones. Alluvial cover over the deposit ranges from a minimum of two feet to a maximum in excess of 400 feet. Bedrock has been sharply down-dropped to the north and to the southeast by post-mineral faulting, creating alluvium-filled basins in excess of 1,000 feet deep.

Three principal mineralized structural zones and at least one lesser zone is currently recognized. The three principal structural zones are known as the Wayne Zone, the Sequoia Zone, and the Antler High Zone. The most significant of the three major zones, in terms of known strike length as well as contained tons and ounces, is known as the Wayne Zone. The Wayne Zone encompasses more than fifty percent of the contained tons and ounces within the overall deposit. The most widely recognized of the lesser zones is known as the Chaotic Zone, aptly named for the structural complexity associated with it.

The Wayne Zone has been described as a system of relatively narrow north-northwest and north-northeast trending faults forming an anastomosing complex of brittle shears enveloping rhomboid blocks of relatively competent but highly fractured domains of lesser strain. With few exceptions, ore-grade mineralization does not extend along the north-northeast and north-northwest faults beyond the margins of the Wayne Zone. Detailed examination of blast hole data clearly demonstrates a "zig-zag" pattern of mineralization within the principal component structure of the Wayne Zone, known as the Powerline Fault. Higher gold grades within the Powerline Fault are commonly associated with the hanging wall and footwall margins of the fault, which averages 50 feet in width.

The Powerline fault zone is a North - South trending high angle fault zone, extends at least 2,500 m along strike. Mineralization is truncated to the north by the NE trending Poplar Fault. Mineralization in the Wayne Zone is hosted in all three rock packages (Valmy, Antler, Havallah) as breccia within the complex structure.

The southern zones of mineralization (Sequoia, Antler High zones) are primarily hosted in the Edna Mtn. Fm. of the Antler sequence. This mineralization is a combination of structural (Sequoia Fault) and stratiform control. Gold is primarily hosted in arsenopyrite rather than arsenian pyrite found in most Carlin-type systems. Lone Tree has always been considered a horst block cored by the Valmy Fm. siliciclastic sediments with the Powerline Fault on west side and Sequoia Fault on east side being the main controls to mineralization.

Mineralization is hosted both within the fault plane itself, and within the highly shattered rocks of the adjacent hanging wall block. The age of the Redwood Fault is not known, but certain evidence suggests that it pre-dates the Sonoma Orogeny.

Mineralized structures have been identified in the hanging wall of the Wayne Zone, and within the footwall of both the Wayne Zone and the Sequoia Zone. Many structures controlling gold mineralization are moderate to high angle, west- or east-dipping normal faults or fractures.

Some lower-angle mineralized structures, which are thought to have been re-activated during extension, have been noted. As within the Wayne Zone, mineralization most often occurs at the intersection of NNW and NNE-trending faults of varying dip angles. Strike-slip or oblique-slip motion has been noted on some structures, although kinematic indicators are essentially non-existent in the highly silicified, brittle rocks of the Edna Mountain Formation, or in the Valmy quartzite.

A principal characteristic of the Lone Tree deposit is the spatial coincidence of several structurally controlled episodes of mineralization. Hydrothermal breccias, with as much as 25% matrix expansion, host a significant portion of the gold mineralization. High grade ore occurs at fault or fracture intersections, or at jogs in the faults, which form dilatant zones.

Silicified, multiple phase breccias have been noted along the margins of the principle mineralized zones. These appear to be early, and in general, are lower in grade. Later tectonic breccias have been superposed on the hydrothermal breccias. The most recent structures tend to be milled-breccia post-mineral faults and shears, which often possess >50% clay gouge, and display a crude lamination produced by streaks of iron oxide, pyrite, or angular clasts. Reactivation of high-angle faults is demonstrated by barren, vuggy silica-cemented structures overprinting similarly oriented mineralized zones.

Mineralization is also known to occur in crackle breccias within the more brittle rocks of the Edna Mountain and Valmy Formations, which are crosscut by the Wayne Zone. Zones of intense micro-fracturing noted in the highly silicified Edna Mountain rocks are the closest approximation to "classical" disseminated mineralization yet noted at Lone Tree.

Numerous cross-structures have been identified at Lone Tree. Significant gold mineralization has not been observed in association with any of these structures. The Wayne Zone is cut on the north by a major northeast-trending fault zone known as the Poplar Fault zone. While the Wayne Zone as a structural zone does not appear to be terminated by the Poplar Fault zone, down drop of the bedrock surface, thinning of the mineralized faults, and decreased grade all currently limit the economic potential of the Wayne Zone north of the Poplar. Other northeast-trending faults, such as the Willow Fault in Section 11, have significant effects on the mineralization even though they do not offset the Wayne Zone.

A west-northwest-trending zone of southerly dipping normal faults known as the Pinon Fault zone truncates Lone Tree Hill to the south and is associated with a change in the strike direction of the Wayne Zone at that location. At the extreme southern end of the known mineralization, the Wayne Zone and Sequoia Fault converge. Drilling has identified at least one major northeast-trending structural zone in this area which appears to have some effect on mineralization.

As a result of the fact that the Lone Tree deposit occurs at the margin of a bedrock block essentially surrounded by alluvium, the relationship of the deposit to regional structure is not well understood. It has been speculated that the deposit may have formed in response to strike-slip and normal faulting related to regional wrench faulting. An alternate hypothesis suggests that the faults which control and host mineralization at Lone Tree may be dominantly extensional in nature, with little relationship to strike-slip and wrench faults. The age of the mineralization and of the faults is not known, although it is clear that numerous episodes of fault movement have occurred at the Lone Tree Properties.

The principal alteration process associated with gold mineralization at Lone Tree is potassic alteration. Other alteration types noted in the mine area are argillization, silicification, propylitization, and skarnification. A general progression from oxidized argillic alteration in the Havallah sediments down into unoxidized argillization, silicification and potassic alteration in the Antler and Valmy rocks has been noted. Alteration assemblages are commonly mixed within the fault zones as a result of the structural control of mineralization. Pervasive pre-mineral silicification is common in portions of the Havallah Sequence, and throughout most of the Antler Sequence rocks at Lone Tree Mine.

Gold mineralization occurs as sub-micron sized inclusions within a distinct generation of very fine-grained pyrite and arsenopyrite in the sulfide zone. Evidence gathered to date suggests that the main gold deposition event occurred in a temperature range of 200o to 450o (epithermal to mesothermal). The ore mineralogy shows evidence of two overprinted assemblages reflecting at least two hydrothermal episodes at Lone Tree Properties. Partial oxidation of the main stage mineralization occurred prior to a later, epithermal event characterized by open-space filling textures and weakly auriferous pyrite and marcasite. In the oxidized portions of the deposit, and particularly in the Havallah rocks, gold occurs as micron-sized particles in goethite and limonite. Post-mineral oxidation extends as much as 700 feet down major structures such as the Wayne Zone. No supergene effects or gold remobilization have been proven or documented at the Lone Tree Properties.

Deposit Types

The Lone Tree deposit is characterized as a pluton-related or distal-disseminated Ag- Au deposit. The Lone Tree deposit among others in the Battle Mountain district appears to be related genetically to porphyry systems, even though many deposits do not contain obvious near-surface features that would indicate this connection, mainly because the gold-silver mineralization in these deposits may be over one km away from the causative intrusions. This is why the deposit has been characterized as both "distal disseminated" (to intrusive center). Due to complex tectonic and extension in the region, the mineralization in these deposit types may have substantially different geometric relations to the intrusive centers and hosted in different stratigraphic horizons. The mineralization at Lone Tree occurs in intensely fractured three stratigraphic horizons which is similar in other deposits in the region; however, it is not the same in all deposits.

Gold is associated with low Ag:Au (<2:1), As, Sb, Hg and Tl as well as elevated Bi, Mo and W. Gold is hosted in arsenopyrite indicating higher temperatures of ore formation in comparison to typical Carlin-type deposits where gold is hosted in arsenian pyrite.

Exploration
Exploration History

Prospecting around Lone Tree Hill is believed to have started in the middle 1860's when the construction of the Central Pacific portion of the Transcontinental Railroad started about 3 kilometers northeast of the Lone Tree Properties. Sporadic exploration activities continued for copper and gold without much success until Duval Corp and Bear Creek explored the area in 1960's and 1970's for porphyry copper. These exploration activities aided in the discovery of low-grade gold mineralization in the area.

Exploration activities in the 1980s by Nerco, Freeport and several Canadian junior companies yielded intercepts of narrow, fracture filled gold mineralization. In 1989 Cordex and Santa Fe formed a joint venture for exploration of the Lone Tree deposit resulting in a discovery of substantial gold mineralization about 1 km from Lone Tree Hill. Subsequently, 12 additional holes were drilled and a north-south fault system controlling mineralization was discovered. The first gold was poured in 1991.

Later, Newmont acquired the deposit from Santa Fe through a merger and began operations in 1991. Newmont completed mining operations in 2006. Residual leaching and ongoing reclamation activities continued until 2007. In July 2019 the non-operating Lone Tree Project became part of NGM, a joint venture between Barrick and Newmont.

Recent Exploration Drilling

In 2020, a drill-hole (LTE-20001) was drilled on the West side of the mine which tested for the existence of the Comus Formation below the Lone Tree mine. The Comus Formation is significant because it is the host rock for the Turquoise Ridge, Twin Creeks, and Granite Creek Mines. Four zones of mineralization were encountered:

1.Upper zone of 10.7m @ 4.49 g/t above a QFP dike on the contact of the Havallah Fm. and Edna Mtn Fm. The Upper zones of mineralization are consistent with stratiform mineralization identified in wide spaced drilling through the hanging wall to the Powerline Fault; this zone is open in three directions.
2.Zone along the contact of Edna sandstone and Valmy quartzite (7.6m @ 6.04 g/t including 1.5m @ 13.5 g/t).
3.Zone of sulfide breccia in Valmy quartzite (38.1m @ 2.15 g/t w/ grades up to 18.95 g/t Au).
4.Lower zone of mineralization hosted within a QFP dike with sooty pyrite on fractures and in the groundmass of the intrusive (40.3m @ 1.22 g/t).

The Lower Plate Ord. Comus Fm was intercepted at 1155 m (3790'). The Comus is characterized by strong calc-silicate hornfels intruded by fine grained diabase sills.

A narrow zone of mineralization was encountered down dip on the Powerline Fault in the Comus Fm. (3.0m @ 1.84 g/t). Additional drilling is warranted to vector from the strong calc-silicate alteration to intersect ore controlling structures in more reactive host rocks.

Drilling

Between 1980 and 2015 a total of 1,904 drillholes, summarized in a table below, were completed in and around the Lone Tree mine. For the purposes of this resource estimate only 1,840 of these drill holes are utilized.

Hole Type	Number Drill Holes	Total Footage
Unknown	241	197,561
CORE	108	66,263
CORE; RC	176	139,912
RC	1,379	865,613

Rotary Drilling

Historic drilling included rotary drilling starting in 1980. Samples were typically collected at the drill site after traversing through a rotary wet splitter attached to the return air hose. Most splitters allow for sample size changes by blocking some of the internal rotating vane chambers, thus causing sample material excess to be discarded. The normal sample interval is every five feet, with dry sample weights ranging from 5 to 20 pounds.

Rotary air samples are normally produced by either a down hole percussion hammer bit or a rotary tricone roller bit, with the sample traversing from the bit face up the annulus between the bit and sub or hammer assembly, then into an opening into the drill pipe (interchange) center tube and then up to the surface. In the past ten years more use has been made of drill bits that direct the sample into the center tube through an opening in the drill bit face.

Typically, the sample bag (13" by 26" Tyvek 1680 series porous fabric) is clamped on the splitter outlet. Note that early (circa mid 1980's) rotary air sampling may have been accomplished in dry conditions using non-porous plastic bags.

Drilling technique for the last twelve years includes clearing the bottom of the hole after every rod change and before the next sample chips are collected and washing the splitter if any material is noted sticking to the sampling surfaces.

Some early rotary holes were drilled using the conventional air circulation method wherein the sample returned in the annulus between the drill pipe and rock.

Rotary mud drilling includes conventional water-based mud systems in which the sample chips return up the annulus between the drill string and the rock suspended in a 'mud' solution. At the surface, the liquid either runs through a settling trough, and the chips manually scooped out of the trough into bags or is directed over a vibrating screen which allows the fluid to fall drain off while the chips progress into a random vane stationary ('pinball') splitter and then into sample bags.

Reverse Circulation Drilling

The Lone Tree Project followed a standard procedure for Reverse Circulation (RC) drilling executed by a responsible party.

1.Samples are collected by the drill contractors through a rotating splitter attached to the drill rig by the drilling contractor.
2.Samples are collected in five-foot intervals and chip trays are simultaneously filled for later geologic interpretation by the drilling contractor.
3.Nominal sample weight is between 8 and 12 pounds as collected by the drilling contractor.
4.Samples are collected in micro-pore bags to minimize loss of the fine fraction of sample. These bags are provided to the drill contractor by the Newmont drill services department. Bags are tagged with a bar code to track status and for ease of processing and marked with the hole number and sample footage interval for the lab and the project geologist by the drilling contractor.
5.Problems with sample contamination in the rotating splitter (cyclone) are minimized by the strict practice of cleaning the inside of the cyclone regularly by the drilling contractor.
6.All drilling problems, including lost circulation, poor sample recovery, high water flow is discussed with the project geologist and drilling services and remedied, if possible, by the drilling contractor.
7.Samples are prepared for shipment to the assay lab by being placed in multi-sample bins by the drilling contractor.
8.The geologist consults historic data and elects an assay procedure that is appropriate for the style of mineralization (e.g., whether there is a coarse gold issue or "nugget", and what is the nature of the gold mineralization and gold digestion techniques) by the Lone Tree Complex Geology.
9.The geologist completes the sample submittal with all necessary analytical requests, assay packages and submitted quality-check standards (blanks) by the Lone Tree Complex Geology.
10.The geologist notifies the accredited assay lab to request a sample pick-up.
11.Assay results are relayed to the database department and to the project geologist upon completion.
12.Sample pulps and coarse rejects are temporarily stored at the assay lab and then returned for storage at the Twin Creeks warehouse or the Winnemucca hangar - independent assay lab by Newmont drill services.
13.Significant drill intercepts or intercepts that appear anomalously low are often reanalyzed at a different lab as a quality control and verification measure as determined by Lone Tree Complex Geology.
14.Hard copies of the assay results are filed with the completed geology log for the respective hole in the geology logging facility at the Lone Tree offices by the Lone Tree Complex Geology.
15.Assay data are computerized and available for extraction by Database management.

Core Drilling

The following procedure pertains to core drilling and sampling at the Lone Tree Properties:

1.Core is cut by the contractor by a diamond bit in 5 to 10-foot runs. The standard diameter for exploration drilling is HQ, 2 ¾-inch diameter.
2.Samples are laid in boxes containing approximately 10-foot capacities by the drilling contractor.
3.Records are maintained concerning core recovery, run length, core loss, rig time and hole conditioning, and drilling contractor.
4.Blocks are placed in the boxes which mark the end of a core run and record the length of the run and the length of the core recovered by the drilling contractor.
5.All drilling problems, including lost circulation, poor sample recovery, high water flow is discussed with the project geologist and drilling services and remedied, if possible, by the drilling contractor.
6.Any core loss is treated as serious and the proper remedies including fluid modification are implemented by the contractors and the drill services representative by the drilling contractor and Newmont drill services.
7.Boxes are stacked when filled and taken by geology to the logging facility by Lone Tree Complex Geology.
8.Core is washed (minimally) and logged for detailed geologic interpretation. Geotechnical logging is done at the same time as the geology. Core loss is noted on the log by Lone Tree Complex Geology.
9.Sample intervals are marked out in the boxes with aluminum tags for later core cutting/sampling. Sample breaks are based on the geologist's interpretation and lithology/structure/alteration contacts. In general samples in homogenous intervals are nominally 5 feet in length by Lone Tree Complex Geology.
10.The geologist consults historic data and elects an assay procedure that is appropriate for the style of mineralization (e.g., whether there is a coarse gold issue or "nugget", and what is the nature of the gold mineralization and gold digestion techniques) by Lone Tree Complex Geology.
11.The geologist completes the sample submittal with all necessary analytical requests, assay packages and submitted quality-check standards (blanks) by Lone Tree Complex Geology.

12.Core is picked up by the drill services group and taken to Twin Creeks mine for cutting and shipment to the assay lab. It is standard procedure to saw the core in half lengthwise and send half to the accredited assay lab and store half in the Twin Creeks warehouse. The geologist can request that the core be cut down a specific "cut line" marked and denoted on the piece of core but this is rare. Whole core (as in the 2003 program) has been sent for assay without cutting in areas where sample integrity must be ensured by drill services.
13.Metallurgical/petrographic/geochemical/density testing may occur at this stage depending on the maturity of the project by Lone Tree Complex Geology, One Tree Process.
14.Remaining half of core is stored in the Twin Creeks warehouse or company-rented hangar in Winnemucca by drill services.
15.Sample pulps and coarse rejects are temporarily stored at the assay lab and then returned for storage at the Twin Creeks warehouse or the Winnemucca hangar by Drill services.
16.Assay results are relayed to the project geologist and the database manager, and a hard copy of the results are filed with the geologic log in the geology logging facilities at the Lone Tree offices by Lone Tree Complex Geology.
17.Significant drill intercepts or intercepts that appear anomalously low may are often reanalyzed at a different lab as a quality control and verification measure by Lone Tree Complex Geology and independent assay lab.
18.Assay data are computerized and available for extraction and geologic modeling-database management, Lone Tree Complex Geology by Proceed to Data Quality Control and Validation Flowsheet.
19.Once core was collected, the footage blocks and cut list were checked for accuracy. The core was then laid out, washed, and logged for lithology, formation, alteration, mineralization, and structural measurements on a standardized Lone Tree Properties log form. Samples were then selected based on geologic changes or approximately every 5 feet in geologically homogenous rock. Samples were marked with aluminum tags. Core was then photographed and processed.

Collar Surveys/Locations

Collar grid coordinates have been determined by optical surveys (1960's through late 1980's), field estimates, Brunton compass and pacing, compass, and string distance, and most recently the use of laser survey or global positioning system measurements. Modern hole locations were transferred electronically to the database and loaded using automated data programs. Hole locations were field checked by Geologists and support staff, plotted on maps, and visually checked for reasonableness in the database.

Drills were oriented on site using a fore and back sight set of survey stakes. Normally these stakes are placed by the geologist using a compass to determine orientation.

Prior to a preliminary economic assessment work is required to better understand the quality and completeness of the drill hole database.

Down-Hole Surveys

Determination of the hole trace has been accomplished historically by projection of the initial collar orientation, using a down-hole single-shot or multi-shot film camera.

Most recent downhole survey practice includes the use of gyroscopic surveys, the results of which are automatically loaded to the drillhole database using a direct import function. Gyroscopic surveys are normally reported at 25-foot intervals. Readings are taken with reference to true north (adjustments for declination are made on-site). Magnetic interference is not generally a problem for most of the drill sites in Nevada. Care is taken to reduce the effects of nearby metal objects when compasses are used for survey tool orientation.

Standard procedure at Lone Tree was to perform a downhole survey on all holes greater than 300 feet in length. In some cases (e.g., important angle holes) shorter holes are surveyed as well. An independent contractor performs the survey. The azimuth of the drilled hole is determined using a correction from magnetic north to true north with a standard Brunton pocket transit/compass. The angle correction used for 2003 was 14.5 degrees west of magnetic north as read on the compass. This correction was standard for the contractors and the geologist lining up the drill rig. The downhole survey is done by lowering a gyro through the intact drilling steel and measuring the deviation of the original angle and the variance of the original azimuth. The survey data was recorded, and the geologist received a hard (paper) copy immediately after the survey. An electronic copy of the data was sent to Newmont data input managers for inclusion in the database. Possible errors were screened by the geologist and the database managers at this stage before the data become final.

Sampling, Analysis and Data Verification

Sampling methodology and security are discussed in Section titled "Drilling" of this Schedule "C", as part of the drilling procedures practiced by Newmont.

Sample Preparation and Analysis

Exploration drill holes were assayed at a variety of accredited laboratories throughout the life of the Lone Tree mine. The most commonly used labs include the internal company labs of Newmont, Santa Fe, and Battle Mountain, as well as Chemex (now "ALS Chemex").

Sample preparation occurs at the analytical laboratories, and techniques vary depending upon laboratory and the type of analysis to be performed. Gold assays are commonly performed by two methods. The first is crushing the entire sample, pulverizing a sample split to minus 100 to 200 mesh, subjecting a 5 to 30 gram split of the pulp to acid or cyanide, and taking readings using an atomic absorption machine. The second method is to pulp the sample, add a lead litharge charge, and fire the sample in a furnace ("fire assay"). The resulting metal bead containing gold is then dissolved in acid and analyzed.

In general fire assays with an atomic absorption or gravimetric finish were standard using 1-assay ton samples. Fire assay methods account for 99.97% of the 'best assays' reported in the NGM database. Multi-element ICP geochemical analyses were common but not run on every sample. All gold assay certificates, and geochemical reports were copied and filed with the geologic logs. These logs are available for review in the geology logging facilities at the Lone Tree offices.

Multi-elemental analysis contained in the source database includes ICP and wet geochemistry multi-element suites analyzed by commercial laboratories, consisting of several elements determined from one sample, and XRD/XRF semiquantitative X-ray determinations. Most X-ray analyses were accomplished in-house by the Newmont Metallurgical Services Department.

Data Security

Newmont implemented the use of an AcQuire database in 2002 to store all drilling related data including assays. The database is secured by Oracle permissions, user ODBC connections across a Novell Network, and user license permissions and is maintained by designated database managers.

The Newmont Laboratory at Gold Quarry was electronically connected to the AcQuire database, and an automated process transfers data every two hours. Data from the Lone Tree lab (rare) is loaded via the acQuire data input forms.

Outside lab data, primarily from ALS Chemex, was loaded via an AcQuire direct import protocol. The import program also generates the quality control reports for standards and check samples. Data was normally downloaded from a secure ALS Chemex web site. Access to the site was restricted to three Newmont Nevada employees via a username/password scheme. The ALS Chemex internal QA samples and results are available to Newmont data staff. Regular audits were conducted by ALS Chemex at the request of Newmont.

Survey data was loaded via emailed survey certificates. Sample intervals are electronically created via an automated form at the Newmont sample prep facilities. These intervals update the AcQuire Sample table, and contain the sample ID, footages, and sample types.

Collar creation is accomplished via form inputs. Collar creation for surface holes is restricted to data staff. The coordinates and depths are left blank until an (normally) electronic survey is sent via email or placed on the network. Depths are taken from the geologists email, the drill cost report, from the last assay interval, or driller's logs.

Because of the loss of paper copies due to rodent infestation in the storage facility, starting in 2005 the certificates from Chemex have been sent in the form of non-editable, digitally signed, PDF files. These are archived on the network. No certificates are, or have ever been, available from the internal Newmont labs, nor is QA data generally shared.

Data extractions are accomplished either using the AcQuire software interface, or by use of an in-house program. Extractions are normally done by one of the two database administrators.

QA/QC Procedures

Internal check assays are performed at all labs. Pulps are retained for all assays where pulps are returned by the lab. Either pulps or coarse rejects can be re-assayed.

A combination of in-house Standard Reference Material (SRM) and commercially prepared SRM's were used to control assay accuracy. In-house SRMs have been developed over many years, mainly from gold deposits on the Carlin Trend. Commercial SRMs were obtained from Geostats Pty Ltd in Australia. SRMs represent all grade bins; very high-grade, high-grade, medium-grade, and low-grade gold, in oxide and refractory mineralization. Values have been established for the in-house SRMs for gold assays only, using round robin analysis.

Earlier Standard reference materials (SRMs) were submitted at a nominal frequency of one every 60 metres (200 feet), or one SRM for every 40 samples.

Generally, for RC drilling, blanks are inserted at intervals of 15 meters (50 ft) and multiples of 15 meters (50 ft). For core drilling samples, blanks inserted at nominal 60 metres (200 feet) intervals. This results in a frequency of SRM insertion of between 2% to 5%. The actual rate of insertion depends on the time period.

Approximately 5% of the total material is dispatched to umpire laboratories as part of the check assay program. Typical checks will be on pulps and coarse reject samples to test the analytical processes and preparation procedure, respectively. Overall, each sample batch submitted for analysis will contain between three to seven check samples.

Data Verification

The data and information available for the Lone Tree deposit was reviewed by the author of the Lone Tree Report. This includes the topographic data, the drill hole data, the geological interpretation data, the density data, and documents in support of the processes and procedures followed for collection, compilation, storage, security, and quality control. The review concluded that the processes followed for maintaining the quality of the data meets the best practices guidelines as outlined by CIM. The data are adequate for the use in undertaking a mineral resource estimate. The data provided by NGM is suitable to be used as the basis of a mineral resource estimate that can be used in future studies on the Lone Tree Properties.

Mineral Processing and Metallurgical Testing

Oxide Heap Leach

Newmont did a metallurgical study on ore from the Brooks deposit which was mined and processed between 2015 and 2020. During the ten years of operation prior to the acquisition by i-80, Newmont did not conduct any comprehensive metallurgical studies on ore from the Lone Tree deposit. Since its acquisition in 2021, i-80 has not conducted any metallurgical tests or pilot studies on Lone Tree ore(s).

The remaining mineralization in the Lone Tree deposit is located in extensions of the mineralized zones and structures that were mined and processed by Newmont between 1991 and 2019. Therefore, processing data drawn from historical production reported by Newmont/NGM was used to support the metallurgical performances reported herein.

Most of the remaining mineralization in Lone Tree is expected to be sulfidic and require autoclave pretreatment to facilitate gold leaching. Some low grade oxide and high grade oxide ores are also expected but not valued as significant in this study. The historical and proposed recoveries for each material type are shown in the table below and are expected to prevail in the remaining material.

Recoveries and Material Types or Lone Tree

Mine	Definition	Process	2005 Actual[4] (%)	Life of Property Actual (%	Proposed Au Recovery[1] (%)
Lone Tree	High Grade Oxide ore	CIP/CIL	94.2	NA	60
Lone Tree	High Grade Sulfidic Ore	Autoclave/CIL[2]	94.6	93.05[5]%	94.9
Lone Tree	Concentrates	Autoclave/CIL	91	NA	93.9
Lone Tree	Low Grade Sulfides	Flotation[3]	77.52	81.35[5]%	78.59
Lone Tree	Low Grade Oxides	Heap Leach	NA	81[6]%	67.3
Lone Tree	Leach Grade Sulfides	Heap Leach	NA	NA	63.6
1.Source - Zacarias, P., A., February 28, 2006, 2005 Mineral Resource and Ore Reserve Report as of December 31, 2005, pp65.
2.Autoclave recovery based on acid autoclave.
3.Flotation Recovery - Recovery is to Concentrate= 83.7% and then 93.9% recovery from the Concentrate results in a - Combined Recovery - 83.7(93.9) = 78.59%.
4.Source - 2005 LT Summary.xls
5.Source - Lone Tree Statistics (1998 - H1 2019).xlsx.
6.Source - 2.4.4.1.3 Brooks leach curve EA.25.xlsx and i-80 Pad Tracking LoneTree.xlsx

Mineral Resource Estimates

The estimated mineral resources are presented in the table below.

	Tonnes (Mt)	Au (g/t)	Au (K ozs)
Indicated Mineral Resources	7.69	1.73	428
Inferred Mineral Resources	52.94	1.64	2,789

Notes:
(1)Mineral Resources have an effective date of December 31, 2024.
(2)Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability.
(3)Mineral resources are shown above a 0.62 g/T (0.018 opt) Au cut-off grade.
(4)Mineral Resources are constrained to oxide and transitional oxide-sulfide mineralization inside a conceptual open pit shell. A gold price of $2,175/oz Au. A 94.9% recovery for gold in the autoclave process and 78.6% recovery for flotation is used as parameters for pit shell construction. Open pit mining costs of $3.00 per ton for rocks and $2.75 for fill materials, average processing 2,500 tpd autoclave at $44.50 per ton processed and 5,000 tpd flotation at $29.91 per ton including general and administrative costs are considered. A 3% NSR royalty and pit slopes of 40° to 45° was used.
(5)Mineral Resources are stated as in-situ with no consideration for planned or unplanned external mining dilution.
(6)The contained gold estimates in the Mineral Resource table have not been adjusted for metallurgical recoveries.
(7)Units shown are in Million Tonnes (MT), grams per metric tonne (g/T), and thousands of ounces of contained gold (K ozs).
(8)Numbers have been rounded as required by reporting guidelines and may result in apparent summation differences.

Criteria for Reasonable Prospect for Economic Extraction

To meet the RPEE criteria, an optimized pit shell was created within which all blocks will be considered as resources. An optimized pit shell was generated using a $2,175 gold price, $44.50 per ton milled Autoclave processing cost, $29.91 per ton milled flotation processing cost, and 94.9% recovery factor for autoclave and 78.6% recovery factor for flotation based on the operational data from i-80 Gold. The gold price of $2,175 was provided by i-80 using the consensus forward prices as of December 2024 as provided by major Canadian financial institutions. This pit shell meets the RPEE criteria and, hence, will be used for resource statements. The cutoff grade is the minimum gold grade at which the value for ore processing is positive and applying a 3% royalty. The cutoff grade used is 0.018 ounces per ton or 0.62 grams per metric tonne. See Section 11.10 of the Lone Tree Report for more information.

The following parameters are used for generating the optimized pit limit. The optimum pit-shell was developed by Mr. Paul Gates, an associate of GeoGlobal. This pit shell will be referred to as the $2,175 pit shell.

Optimum Pit Criteria Applied to Resource Estimate
.

Variables	Value	Notes
Au Price	$2,175	Provided by i-80 Gold
Mine Cost ($/ton)	$3.00	Rock (Provided by i-80 Gold)
	$2.75	Fill material (Provided by i-80 Gold)
Processing + G&A Cost ($/ton)	$44.50 for autoclave $29.91 for flotation	Assume 2,500 tons per day autoclave and 5,000 tons per day Flotation (Refer Section 14
Recovery	94.9% for autoclave 78.6% for flotation	Refer to Section 10, Table 10‑1
Royalty	3.0%	NSR
Cutoff Grade	0.018 Opt	(i.e. 0.62 g/Tonne) Refer discussions above
Slope Angles	40°-45°	Azimuth from 20[o] to 219[o] slope angle 45[o] Azimuth from 220[o] to 19[o] slope angle 40[o]

Mineral Resources Comparison

For the year ended December 31, 2023, the Company was not subject to S-K 1300, and reported its mineral reserve and resources in accordance with NI 43-101.

The comparison of the Mineral Resources as of December 31, 2023 and December 31, 2024 can be found in the table below.

In 2024 the total tonnes and ounces in the Lone Tree Open Pit in both the indicated and inferred categories increased due to a new resource estimate which used a higher gold price and lower cut-off grade than the previous estimate.

	December 31, 2024		December 31, 2023		Percent Difference
Category	Ounces Gold	Ounces Silver	Ounces Gold	Ounces Silver	Gold	Silver
Indicated	428	—	410	0	4%	—%
Inferred	2,789	—	2,764	0	1%	—%

Net Book Value

The net book value of Lone Tree and its associated plant, equipment and mineral interests was approximately $220.9 million as of December 31, 2024.

Ruby Hill Complex
Property Description and Location

The Ruby Hill project (the "Ruby Hill Project", "Ruby Hill", or the "Project"), acquired together with company operating the Project (Ruby Hill Mining Company LLC ("RHMC")) in July 2021 by i-80 Gold Corp. ("i-80 Gold"), is a mine located in Nevada, U.S.A. The Project consists of mining and mill site claims and patents, surface landholdings, water rights, mine and mineral processing infrastructure, the Mineral Point Trend, and the Archimedes deposit. The Archimedes deposit is comprised of the West Archimedes, East Archimedes, Blackjack, 426 and Ruby Deeps zones. RHMC acquired the Ruby Hill Project from Barrick Gold Corporation ("Barrick") in 2015. When Barrick sold the Ruby Hill Project, the open pit mine was on care and maintenance following a slope failure on the south wall of the pit that caused suspension of mining activities in 2013. RHMC's intent was to re-compile the Ruby Hill Mineral Resource Database and study restart of operations and development of the Mineral Point, 426, Blackjack and Ruby Deeps zones. RHMC continued to irrigate and recover gold from the heap leach pads and re-activated the open pit in 2020 to mine 12 benches on the north wall of the pit to the level of the slide material from the south wall that filled bottom of the pit. i-80 Gold acquired RHMC and the Ruby Hill Project in a transaction with Waterton Nevada Splitter LLC and Waterton Nevada Splitter II LLC (collectively, "Waterton") in July 2021.

Location and Access

The Ruby Hill Project is located on the Battle Mountain/Eureka gold trend approximately 1.5 miles northwest of the town of Eureka in Eureka County, Nevada, U.S.A., approximately 115 miles south of Elko and 245 miles east of the city of Reno, Nevada, U.S.A.
The Project is a 4.5-hour drive east of Reno, Nevada. Access to the Project area from Reno is via Interstate Highway 80 for 65 miles to the town of Fallon, then 180 miles east from Fallon on paved U.S. Highway 50 to its intersection with Nevada State Highway 278, and south from U.S. Highway 50 on a well-graded dirt road for less than one mile to the site gate. The Project area can also be accessed from Elko via Interstate Highway 80 for 35 km, then south on Highway 278 for 115 miles to Eureka. Additionally, the Ruby Hill Project can be accessed from Ely, Nevada near the border with Utah, west along US Highway 50 for 78 miles.
The nearest airport is a regional airport located in Elko, Nevada, where scheduled commercial service is available. Year-round road access to the property is available from Elko, located to the north, Reno to the south and Eureka and Ely, located to the east of the Ruby Rill Project.
Property

The property is located on owned fee land, owned and leased patented mining claims, and owned and leased unpatented mining claims. i-80 Gold purchased the northern portion of the Ruby Hill property, containing the Archimedes and Mineral Point deposits and small historic underground mines including TL, Holly and Helen from Waterton Global in 2021. The southern portion of the property, including the historic Ruby Hill mine and FAD deposit, was acquired by i-80 through a merger with Golden Hill Mining Corporation in 2022. The Ruby Hill complex comprises 10,608 acres from the Ruby Hill purchase and 3,229 acres from the Golden Hill Merger. i-80 differentiates the property for managerial/administrative purposes, referring to the northern portion as Ruby Hill and the southern portion as Golden Hill. Collectively they are known as the Ruby Hill Project or the Ruby Hill Complex.

The Ruby Hill Complex land position comprises various forms of title. On the northern Ruby Hill portion of the property, i-80, through its wholly owned subsidiaries Ruby Hill Mining Company LLC and Golden Hill Mining Corporation, owns 34 patented claims, 640 unpatented claims, and leases seven unpatented lode claims. i-80 also owns a land patent covering about 1,644.5 acres (665.6 hectares) in the vicinity of the Archimedes and Mineral Point deposits. The mineral rights underlying the patented land are held by patented and unpatented lode claims.
On the Golden Hill portion of the property, i-80 owns 105 patented lode and millsite claims, leases 5 patented claims, owns 149 unpatented lode claims, and leases seven unpatented lode claims.

Patented land is subject to property taxes and lease holding payments to the claim owner if applicable. Unpatented claims have annual maintenance fees of $200 per claim payable to the Bureau of Land Management and a notice of intent to hold (NIH) in the amount of $12 per claim payable to Eureka County. The BLM MLRS mining claim database shows all claim fees paid through September 2025.

Climate

The climate in Eureka County is typical of the high-desert environment. Typical summer temperatures near Eureka range between 50°F and 82°F while winter temperatures range between 18°F and 38°F. Average precipitation is about 11.8 inches including just under 59 inches of snowfall. Typical snow accumulation is roughly 3 inches on average at lower elevations, although occasional large storms may accumulate significantly more for short durations. The town of Eureka lies at about 6485 ft elevation, while the project area ranges from 6160 ft to 6680 ft. The FAD shaft to the south of the Project sits at about 6900 ft elevation.

Mining operations are able to continue year-round with brief pauses for summer lightning storms or unusually heavy winter snowstorms.

Royalties
Several royalties are in effect on various areas of the property. The tables below list the royalties in the Ruby Hill area and in the Golden Hill area. The map below shows the royalty areas. Some royalties were retained by previous owners upon sale of the property while others were negotiated as lease agreements with claim holders. Royalties are not payable until production occurs in the area covered by the royalty.

Ruby Hill Royalties

Lessor/Grantor	Lease Type
ASARCO Incorporated	4% NSR
RG Royalties, LLC	3% NSR
Arthur A. & Elizabeth O. Biale Trust	3% NSR
Placer Dome	2.5% NSR

Golden Hill Royalties

Lessor/Grantor	Lease Type
ASARCO Incorporated	4% NSR
Biale Lease	3% NSR
Herrera Lease	4% NSR
MacKenzie Lease (50% Interest)	2% NSR
Warren Lease	4% NSR
RG Royalties	3% NSR
Royalty Consolidation Company	0.5-1.5% NSR

History

The following table summarizes the ownership and exploration history at the Ruby Hill Project:

Ownership and Exploration History at the Ruby Hill Project

Year	Company	Comment
1864	Various	•Oxidized gold-silver deposits discovered by prospectors.
1869	Various	•Ruby Hill deposits discovered on Prospect Mountain. •W.W. McCoy devises furnace for recovering metals from oxidized ores.
1873-1905	Richmond Mining Company	•Production from the Ruby Hill deposit. •Smelting ceased 1890.
1873-1916	Eureka Consolidated Mining Company
•Production from the Ruby Hill deposit.
•The Locan shaft was sunk to 1200 level. High water flow encountered in crosscut partially flooding shaft. Shaft dewatering unsuccessful, mine shut down.
•Smelting ceased 1891.

1905-1912	Richmond-Eureka Mining Company
•Richmond Mining Company and Eureka Consolidated Mining Company properties consolidated into Richmond-Eureka Mining Company.
•Controlling interest held by Unites States Smelting, Refining, and Mining Company.
•Rehabilitation of Richmond and Eureka consolidated mines. Processing of stope fill and low-grade ore.

1919	Ruby Hill Development Company	•Leased property from Richmond-Eureka Mining Company. Dewatered Locan shaft. •Project abandoned due to exhaustion of finances.
1923	Richmond-Eureka Mining Company
•Dewatered Locan shaft to 1,200 level.
•Drove SE crosscut to Ruby Hill fault, and a drift to SW. SW drift encountered high water flow and work stopped.
•Vertical exploration hole (type unknown) drilled from 900 level. Hole caved, and project abandoned.

1920's − 1930's	Various lessors	•Sporadic production
1937-1959	Eureka Corporation, Ltd.
•Obtained leases on Ruby Hill property from Richmond-Eureka Mining Company.
•Completed 4 churn holes (totaling 3,596 feet), 260 surface and underground core holes (87,633.8 feet), 13 mud rotary holes (14,252 feet), and 6 reverse circulation ("RC") holes (9,903 feet).
•Intersection of high-grade polymetallic mineralization in 5 surface core holes led to the FAD shaft being sunk to 2,500' depth to develop mineralization. Underground development encountered high water flow which flooded shaft.
•Rotary drilling in 1953 in Adams Hill area intersected mineralization in Hamburg Dolomite.
•Sinking of the T.L. shaft started in 1953 to exploit mineralization and was completed in 1955 to a depth of 1,127 feet.
•Mining commenced in 1956 and shut down in 1958 due to lack of ore.

1989-1991	ASARCO	•Drilled 12 RC exploration holes totaling 5,314 feet.

1960-1992	Ruby Hill Mining Company
•Richmond-Eureka Mining Company (75%) and Eureka Corporation (25%) form Ruby Hill Mining Company.
•In June 1960 a consortium was formed consisting of Richmond-Eureka Mining Company, Eureka Corporation, Newmont Mining Company, Cyprus Mines Corporation, and Hecla Mining Company to finance additional drilling and produce a FAD feasibility study.
•Collectively, Consortium drilled 148 exploration holes (129,362.3 feet); 13 churn (3,641 feet); 33 Mud Rotary (74,039 feet); 6 percussion (395 feet); 3 RC (1,458 feet); and 93 core holes (50,218.3 feet).
•Fourteen holes drilled in FAD shaft area intersected mineralization. Decision made to dewater FAD shaft to exploit new mineralization.
•In 1963 FAD shaft was dewatered to the 2250 level. New crosscut, 1,028' long, to evaluate mineralized zone completed in 1964. Crosscut used to drill exploration percussion and core holes.
•Drilling completed in 1966 and mine placed on inactive status pending economic evaluation.
•1966 and 1974 Hecla feasibility studies indicate project not feasible.
•In 1974 Newmont withdrew from the consortium followed by Hecla in 1979.
•Cyprus remains as surviving partner drilling 39 mud rotary (7,945 feet), and 98 air track (4,983 feet) exploration holes for near-surface, bulk-mineable gold mineralization between 1980-1981.
•Exploration unsuccessful and property reverted to Sharon Steel Corporation successor to Ruby Hill Mining Company in 1982.
•Sharon Steel Corporation drilled 127 exploration/definition RC holes totaling 31,539 between 1982 and 1991.

1993-1994	Placer Dome	•Drilled 11 RC exploration holes (12,350 feet) at Ruby Flats.
1994	Unknown	•Drilled 1 RC hole for 500 feet.
1992-2001	Homestake
•Homestake acquired Ruby Hill property from Ruby Hill Mining Company in 1992.
•Exploration/definition drilling between 1992-1993 discovers/defines the Archimedes deposit (both West and East) along with the 426 zone.
•In 1994 Homestake announced plans to develop an open pit mine and processing facility to exploit West Archimedes mineralization. Construction began in 1997 and production commenced in 1998.
•The eastern portion of the Archimedes deposit (East Archimedes) not developed due to low gold prices, high strip ratio, change of mineralization from oxide to sulfide, and mineralization largely below water table creating permitting issues.
•Mining ceased in 2002 and reclamation activities started on mine waste dumps and pit area.
•Completed 1,502 (1,022,842.5 feet) exploration/definition holes between 1992-2001; 1374 RC holes (875,083 feet), and 128 core holes (147,759.5 feet).
•DIGHEM Surveys conducted an airborne magnetic & electromagnetic survey in 1994 on E-W flight lines at nominal 600' spacing with mean terrain clearance of 115 feet.
•Zonge Geosciences completed ground magnetics survey at 150' spacing in 2000.
•In 1998, conducted dump sampling program on Diamond Tunnel dump to evaluate grade and tonnage.
•Between 1999-2000 conducted rock chip sampling program to determine.

2001-2015	Barrick
•Barrick acquired Ruby Hill property during 2001 merger with Homestake.
•In 2002 Chadwick and Russell completed Archimedes pit mapping.
•Completed positive feasibility study on East Archimedes deposit in 2004, a mineral reserve audit in 2005, and NI 43-101 Technical Reports in 2008 and 2012.
•2005 East Archimedes developed as conventional open-pit mining and heap leach operation with initial gold production in 2007.
•In 2013 the East Archimedes high wall failed, and mining was suspended pending economic assessment of moving failed material to continue mining.
•Barrick completed a pre-feasibility study on the 426 zone in 2009 and a feasibility study in 2012. The 2012 feasibility concluded that the 426 zone needed +$975/oz gold to be economical.
•2003-2015 drilled 674 (811,575 feet) exploration/infill/definition drill holes; 523 RC (630,745 feet) and 151 core (180,830) holes.
•2002 Quantec Consulting Inc. conducted a 5-line Titan-24 magnetotelluric survey, added additional 4 lines in 2010.
•2006 merged gravity data from multiple sources and various scales.
•2007 Magee Geophysics Services LLC conducted a 3,182 station gravity survey on 300' grid spacing.
•Conducted rock chip sampling program in 2002.

2015	Waterton	•Purchased Ruby Hill mine from Barrick. Waterton formed new corporate entity called Ruby Hill Mining Company, LLC.
2015-2021	RHMC
•Completed 42 sonic drill holes totaling 4,106' between 2019 – 2020.
•2017 reprocessing of selected historical geophysical datasets, multi-element analysis study of drill core to aid in lithology identification, and structural review by SRK. Conveyed the Historic Ruby Hill claims and Fad Mine to Golden Hill Mining Corp.
•In August 2021 there was continued residual leaching and gold production from the East Archimedes heap leach pad.

•McCoy Mining was hired to begin mining from the bottom of the East Archimedes Pit in August 2020. The operation mined about 2,599,000 tons of ore containing 40,900 ozs Au. Mining was completed in November of 2021

October 2021- Present	i-80 Gold Corp
•Acquired Project October 18, 2021.
•Completed East Archimedes mining November 2021.
•Residual leaching and gold recovery from the East Archimedes heap leach pad.
•IP Survey 2022.
•Ongoing drilling (72 holes totaling 135,941 ft (41,435 m) at time of writing. (Not all holes are within the current resource area.)
•February 2023 purchased FAD property from Paycore Minerals. Paycore had initiated drilling programs testing CRD mineralization at depth and a near-surface oxide target proximal to historic Archimedes Underground mine with favorable results.

April 2022- February 2023	Golden Hill Mining Corp.	•Acquired FAD property (south of the Project), drilled 33,675 feet (10264 m), sold to i-80

Production History at the Ruby Hill Project

Year	Company	Comment
1866-1964	Numerous
Eureka District produced 1.65 Moz Au, 39 Moz Ag, 625 Mlb Pb and 12 Mlb Zn from 2 Mtons of ore.
•1873-1905 Richmond Mining Company mined 488,081 tons of material valued at $15,209,012.
•1873-1916 Eureka Consolidated Mining Company mined 550,455 tons material valued at $19,242,012.
•1871-1939 Richmond-Eureka Mining Company mined 88,081 tons material valued at $4,021,674.
•Small scale sporadic production from numerous lessors.

1998-2000	Homestake	Produced 365,491 oz Au from 3.7 Mtons of mineralization from West Archimedes Pit
2001-2015	Barrick	Produced 1,081,458 oz Au from approximately 18 Mtons of ore from West and East Archimedes Pits
2016-2021	RHMC	Produced 21,105 oz Au from residual leaching of pad. Began mining East Archimedes Pit in August 2021.
2021-2024	RHMC	Produced 23,292 oz Au from residual leaching of pad.

Geological Setting, Mineralization and Deposit Types
Regional Geology

The Ruby Hill Project is located in the Eureka mining district in east-central Nevada, within the northern part of the Fish Creek Range which is a nearly continuous sequence of Cambrian and Ordovician sedimentary rocks totaling nearly 10,000 ft in thickness. These strata accumulated on a stable continental shelf margin and consisted primarily of carbonate units with subordinate shale and sandstone. The Cambrian Eldorado Dolomite, the Hamburg Dolomite and overlying Dunderberg Shale, portions of the Windfall Formation, and the Goodwin-Ninemile transition, host most of the mineralization within the district.

During the Mississippian Antler Orogeny, the Roberts Mountains Allochthon, consisting primarily of deep marine sedimentary rocks, was thrust from the west onto the continental margin, creating a foreland basin in the vicinity of the present-day location of the town of Eureka, Nevada. Post-Antler Mississippian and Permian strata deposited after the Antler Orogeny filled the basin with arbonaceous silts, sands, and conglomerates represented by the Chainman and Diamond Peak formations.

Thrust faulting and significant deformation of the Paleozoic section occurred between Permian and Late Cretaceous time, and culminated in the development of the Prospect Mountain duplex of the Early Cretaceous Hoosac thrust fault; a major regional scale structure that cuts Permian rocks, and is in turn cut by intrusive units dated 110 to 100 Ma. Most of the Eureka district is located in the hanging wall of the Hoosac thrust.

Cretaceous fresh-water sedimentary rocks unconformably overlie the older Paleozoic units east of Eureka, Nevada. Cretaceous age granodiorite and quartz porphyry intrude the Paleozoic section. These include the Mineral Hill stock, Bullwhacker Sill, and Graveyard Flat intrusive which are interpreted to be genetically linked to the base metalcarbonate replacement deposits at Ruby Hill, as well as to those in the Ruby Deeps. Oligocene volcanic tuffs and andesite intrusive rocks are also present within the district, primarily to the NE and SE. The youngest deformational event occurred during the Miocene when basin and Range extension formed regional highangle N-S trending normal faults.

The Eureka district hosts mid-Cretaceous, igneous-related, polymetallic carbonate replacement deposits that have subsequently been overprinted by Carlin-type gold-silver mineralization. Gold and silver mineralization possibly dates to the early-middle Cenozoic (Eocene) and temporally coincides with the onset of extension and Eocene-Oligocene magmatism. Post mineral uplift exposed portions of the Archimedes gold deposit, and likely contributed to the relatively deep level of oxidation. Subsequent Miocene Basin and Range faulting resulted in reburial of the Archimedes system beneath 60 to 500 ft of Tertiary-Quaternary overburden in East Archimedes.

Local and Property Geology

The Ruby Hill Project is located along the southeastern end of the Battle Mountain/Eureka gold trend. The Eureka gold mining district exposes a nearly continuous sequence of Cambrian and Ordovician sedimentary rocks approximately 10,000' thick consisting of primarily carbonate units with subordinate shale and quartz sandstone.

The main precious metal mineralization at Ruby Hill occurs in favorable lithostratigraphic units bound by high angle structures that are interpreted to have been conduits for hydrothermal fluids responsible for gold and silver mineralization. There is also earlier carbonate replacement base metal mineralization in skarn-altered limestone units proximal to Cretaceous intrusions.

Mineralization

Within the Ruby Hill Project area, two styles of mineralization occur:
•Early polymetallic (Au-Ag-Pb-Zn) skarn or carbonate replacement deposit ("CRD"): Blackjack and TL.
•Late Au±Ag Carlin-type: East Archimedes, West Archimedes, 426, Ruby Deeps, Mineral Point zones.
The polymetallic skarn and CRD style is the oldest mineralization event recognized at the Ruby Hill Project and related to emplacement of the Cretaceous intrusive units. The precious metal-rich Carlin style overprints the older CRD event and interpreted to have developed during early-middle Cenozoic (Eocene) times, similar to other Au-Ag deposits of the Battle Mountain/Eureka Trend. Mineralization is largely controlled by lithology and structure.

Gold-silver mineralization occurs broadly as a near N-trending zone (Mineral Point Trend), consisting of smaller zones of structurally and lithologically controlled deposits (East and West Archimedes, 426, Ruby Deeps, Mineral Point, Achilles, and Hector). Mineralization, both Au-Ag and Au-Au-Pb-Zn is primarily hosted within the Windfall and Goodwin Formations, and within the Hamburg Dolomite. Combined mineralization spans an area approximately 12,000 ft long, 9,000 ft wide, at the maxima, and spans from surface to approximately 2,400 ft below surface. Mineralization is focused along high- and low-angle faults, lithologic contacts, fold axis, and sanded plus breccia zones.

Gold occurs as free grains within the oxide portions along with iron oxides, and associated with sulfide minerals (pyrite, arsenopyrite, arsenian pyrite, realgar, and orpiment) within the unoxidized portions of the deposits. Within the oxide horizons, petrographic work for samples from the Archimedes deposits "…indicate(s) that the gold was originally associated with pyrite grains, with no evidence of silica encapsulation. Higher grade gold mineralization occurs in zones of jasperoid and decalcified limestone".

Mineral Point Trend Geology and Mineralization

The Mineral Point Trend deposit consists of gold and silver mineralization hosted by the Cambrian Hamburg dolomite in the nose of a broad anticline that plunges to the northnortheast and is bound to the east by the Holly Fault and to the west by the West Fault. The Mineral Point Trend is 9,000 ft long, 2,400 ft wide and up to 500 ft thick. The top of the Mineral Point Trend is near surface at its south end and 500 ft below surface at its north end. Majority of the mineralization in the Mineral Point Trend deposit is oxidized and has a high ratio of cyanide soluble to fire assay total gold. This deposit has not been mined and is the largest precious metal Mineral Resource in the Ruby Hill Project.

West Archimedes Geology and Mineralization

The West Archimedes deposit is hosted in the Ordovician Upper Goodwin limestone unit and is bound to the west by the Holly Fault. The zone strikes north-west and dips shallowly to the north-east. The deposit measures 2,000 ft along strike and 740 ft down dip and is up to 300 ft thick. The majority of West Archimedes was mined in an open pit before mining at East Archimedes. The mineralization in the West Archimedes deposit is oxidized and has a high ratio of cyanide soluble to fire assay total gold.

East Archimedes Geology and Mineralization

The East Archimedes Zone occurs east of the Graveyard Fault and proximal to the Graveyard Stock. Mineralization extends eastward from the West Archimedes Zone in the Upper Goodwin Formation and extends downward in the Lower Laminated and Lower Goodwin units along the contact with the Graveyard Stock. Silver and base metal grades are elevated in the East Archimedes zone in comparison with the other zones in the Ruby Hill Project in an envelope around the Blackjack zone replacement-style zinc mineralization described below. Mineralization in East Archimedes is roughly 1,200 ft wide and 1,200 ft long in plan and extends from surface where it is well defined by shallow drilling to several mineralized intersections over 1,800 ft below surface. The upper portion of the East Archimedes deposit, above an elevation of approximately 5,000 ft, is oxidized and transitional oxide-sulfide mineralization with a high ratio of cyanide soluble to total fire assay gold. The upper portion of the East Archimedes zone has been mined from surface.

426 Zone Geology and Mineralization

The 426 zone occurs in the Lower Laminated unit of the Goodwin Formation and the upper part of the underlying basal Goodwin unit of the Goodwin Formation in the nose of a fold. The mineralized zone forms a rod-shaped body plunging shallowly to the northeast that is 1,400 ft long, 200 ft wide and 200 ft thick. The top of the zone is approximately 1,000' below surface, but it is 500' below the bottom of the current East Archimedes pit bottom. Majority of the higher-grade mineralization occurring in the Goodwin Formation Lower Laminated unit is sulfide-style mineralization with a low ratio of cyanide soluble to total fire assay gold but the lower portion of the zone that is hosted in the basal Goodwin Unit has a moderate cyanide soluble to total fire assay gold mineralization.

Ruby Deeps Zone Geology and Mineralization

The Ruby Deeps zone is a north-northeast striking, shallowly east dipping zone of mineralization hosted in the Windfall Formation in proximity to bodies of Bullwhacker Sill intrusive bound by the Graveyard Fault to the east and the Holly Fault to the west. The zone is 2,400 ft long 500 ft wide and 600 ft thick. The top of the zone is 1,600 ft below surface and 1,000 ft below the bottom of the West Archimedes pit. Within the zone there are several tabular horizons of higher-grade mineralization that are 40 ft to 100 ft thick.

Blackjack Zone Geology and Mineralization

The Blackjack zone is a pod of replacement style zinc mineralization hosted by the Lower Goodwin Unit directly in contact with the Graveyard Stock within the East Archimedes Zone. Mineralization occurs as a pod of sphalerite mineralization with elevated lead, copper, and silver. The base metal-rich carbonate replacement style mineralization has been overprinted by later Carlin-style gold mineralization. The Blackjack zone measures approximately 500 ft wide, 500 ft long, and 950 ft high. The upper part of the Blackjack zone is partially oxidized with a high-to-moderate ratio of cyanide soluble to total fire assay gold, but sphalerite is un-oxidized. The lower portion of the zone is un-oxidized.

Deposit Types

Mineralization at Ruby Hill is characterized by intrusion-related distal-disseminated, carbonate replacement, and skarn deposits that have been overprinted by younger Carlin-type gold mineralization.

Polymetallic Replacement Deposits

The carbonate replacement mineralization is similar to other polymetallic (Pb-Zn-Ag ±Au) deposits found worldwide that are spatially associated with Cretaceous age intrusive units.

Carlin-Type Gold Deposits

Gold and silver mineralization within the Ruby Hill deposits is predominantly attributed to a Carlin-type overprint interpreted to temporally coincide with the onset of extensional tectonics and Eocene-Oligocene magmatism.

The structural setting, alteration mineralogy, and mineralization characteristics of the Ruby Hill gold deposits is consistent with Carlin-type deposits.

Carbonate Replacement and Carlin Style Mineralization at Ruby Hill

Elevated concentrations of zinc, lead, copper and silver are found in the Mineral Point Trend and the Blackjack zone and deeper parts of the Ruby Deeps zone of the Archimedes deposit. This mineralization is attributed to the earlier polymetallic carbonate replacement phase of mineralization and is found in favorable carbonate units proximal to the Graveyard Stock and Bullwhacker Sill.

The gold mineralization at Ruby Hill precious metal deposits have features typical of Carlin-type gold deposits and can consider to be members of the broad spectrum of Carlin-type gold deposits found in the Great Basin. These include:
•Complex structural and stratigraphic controls on gold mineralization.
•Nature of alteration (jasperoid formation, decalcification, sanding, argillic alteration).
•Association of micron scale gold with fine grained pyrite.
•General geochemical signature of anomalous As-Sb-Hg.
•Tertiary age of gold mineralization coinciding with Basin and Range extension.

The authors concluded that the local structural setting, host rocks and mineralization style of the Blackjack zone and deeper parts of the Ruby Deeps Zone and Mineral Point Trend are consistent with a carbonate replacement or skarn type Zn-Pb-Cu-Ag-Au style mineralization.

The tectonic and local structural settings, lithological characteristics of the host rock, alteration mineralization style of the Mineral Point, Hector, East Archimedes, West Archimedes 426 and Ruby Deeps zones are consistent with the Carlin-style sedimenthosted precious metal mineralization found in northern Nevada.

The authors expressed an opinion that deposit model concepts, and the understanding of the geological features of the Ruby Hill Project that control precious and base metal mineralization are sufficiently advanced to support exploration activities and Mineral Resource estimation.
Mineral Resource and Mineral Reserve Estimates
Mineral Resource Estimate

Archimedes Open Pit

The Archimedes deposit was previously mined by Homestake and Barrick for West Archimedes and East Archimedes respectively. Mining ceased after a pit wall failure. In this study an updated estimation of the Archimedes mineral resource has been developed Forte Dynamics, Inc. (Forte), and the mining potential for continuing the surface exploitation of the deposit was evaluated to estimate a current open pit mineral resource estimate.

The Archimedes mineral resources are detailed in the table below. Mineral resources are not Mineral Reserves and have not been demonstrated to have economic viability. There is no certainty that the mineral resource will be converted to Mineral Reserves. Inferred mineral resources do not have sufficient confidence that modifying factors can be applied to convert them to mineral reserves. The quantity and grade or quality is an estimate and is rounded to reflect the fact that it is an approximation. Quantities may not sum due to rounding.

Deposit	Cutoff Au (g/t)	Tonnes (000)	Au (g/t)	Ag (g/t)	Au oz (000)	Ag oz (000)
Indicated Mineral Resources
Archimedes Pit	0.2	4,280	1.98	10.7	272	1,460
	0.1	4,320	1.96	10.6	272	1,490
	0.05	4,340	1.95	10.6	272	1,480
Inferred Mineral Resources
Archimedes Pit	0.2	820	1.18	8.9	31	230
	0.1	870	1.12	8.5	31	250
	0.05	880	1.11	8.5	31	250

Notes:
(1)Mineral resources have an effective date of December 31, 2024.
(2)Mineral resources are the portion of Mineral Point that can be mined profitably by open pit mining method and processed by heap leaching.
(3)Mineral resources are below an updated topographic surface (below Archimedes pit).
(4)Mineral resources are constrained to economic material inside a conceptual open pit shell. The main parameters for pit shell construction are a gold price of $2,175/oz Au, a silver price of $26.00/oz, average gold recovery of 77%, average silver recovery of 40%, open pit mining costs of $3.31/tonne, heap leach average processing costs of $3.47/tonne, general and administrative cost of $0.83/tonne processed, gold refining cost of $1.85/oz, silver refining cost of $0.50, and a 3% royalty.
(5)Mineral resources are reported above a 0.1 g/t Au cutoff grade. Silver revenues were not considered in the cutoff grade.

(6)Mineral resources are stated as in situ.
(7)Mineral resources have not been adjusted for metallurgical recoveries.
(8)Reported units are metric tonnes.
(9)Reported table numbers have been rounded as required by reporting guidelines and may result in summation discrepancies.

Mineral Point Open Pit Mineral Resource Statement

The estimated tonnages and grades in the mineral resource estimate have not been adjusted for mining recovery and dilution. Contained metal estimates in the mineral resource statement table have not been adjusted for metallurgical recoveries.

Mineral resources are not Mineral Reserves and have not been demonstrated to have economic viability. There is no certainty that the mineral resource will be converted to mineral reserves. The quantity and grade or quality is an estimate and is rounded to reflect the fact that it is an approximation. Quantities may not sum due to rounding.

There is no guarantee that mineral resources can be converted to mineral reserves. Inferred mineral resources do not have sufficient confidence that modifying factors can be applied to convert them to mineral reserves.

Deposit	Tonnes (000)	Au (g/t)	Ag (g/t)	Au oz (000)	Ag oz (000)
Indicated Mineral Resources
Mineral Point	216,982	0.48	15	3,376	104,332
Total Indicated	216,982	0.48	15	3,376	104,332
Inferred Mineral Resources
Mineral Point	194,442	0.34	14.6	2,117	91,473
Total Inferred	194,442	0.34	14.6	2,117	91,473
(1)Mineral resources have an effective date of December 31, 2024.
(2)Mineral resources are the portion of Mineral Point that can be mined profitably by open pit mining method and processed by heap leaching.
(3)Mineral resources are below an updated topographic surface.
(4)Mineral resources are constrained to economic material inside a conceptual open pit shell. The main parameters for pit shell construction are a gold price of $2,175/oz Au, a silver price of $26.00/oz, average gold recovery of 77%, average silver recovery of 40%, open pit mining costs of $3.31/tonne, heap leach average processing costs of $3.47/tonne, general and administrative cost of $0.83/tonne processed, gold refining cost of $1.85/oz, silver refining cost of $0.50, and a 3% royalty.
(5)Mineral resources are reported above a 0.1 g/t Au cutoff grade.
(6)Mineral resources are stated as in situ.
(7)Mineral resources have not been adjusted for metallurgical recoveries.
(8)Reported units are metric tonnes.
(9)Reported table numbers have been rounded as required by reporting guidelines and may result in summation discrepancies.

Archimedes Underground

Practical Mining LLC estimated the Archimedes Underground mineral resource using all drilling and geological data available through October 31, 2022. Wood Canada Ltd. estimated and reported open pit mineral resources in the inaugural NI 43-101 Technical Report under i-80’s ownership of the Ruby Hill Project. All work, including drilling, done since the time of the inaugural report has targeted the 426, Ruby Deeps and other underground deposits and does not influence the Open Pit mineral resource reported on the October 2021 report. The open pit mineral resources reported in October 2021 are current and are restated herein.

Deposit	Tonnes (000)	Au (g/t)	Ag (g/t)	Au oz (000)	Ag oz (000)
Indicated Mineral Resources
426	899	6.9	0.8	199	22
Ruby Deeps	892	8.3	2.4	237	69
Total Indicated	1,791	7.6	1.6	436	92
Inferred Mineral Resources
426	1,038	6.6	1.2	219	40
Ruby Deeps	3,150	7.6	2.4	769	246
Total Inferred	4,188	7.3	2.1	988	286

Notes:
(1)Underground mineral resources have been estimated at a gold price of $2,175 per troy ounce and a silver price of $27.25 per ounce.
(2)Mineral resources have been estimated using pressure oxidation gold metallurgical recoveries of 96.8% and 89.5% for the 426 and Ruby Deeps deposits respectively.
(3)Pressure oxidation cutoff grades are 5.06 and 5.48 Au g/t (0.148 and 0.160 opt) for the 426 and Ruby Deeps deposits respectively.
(4)Detailed input mining, processing, and G&A costs are defined in Section 18.1.
(5)Units shown are metric.
(6)The contained gold ounces estimates in the mineral resource table have not been adjusted for metallurgical recoveries.
(7)Numbers have been rounded as required by reporting guidelines and may result in apparent summation differences.
(8)A mineral resource is a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling.The dimensions of a minimum minable stope cross section are 20 feet wide x 15 feet high. Individual stope lengths can vary from a minimum of 20 feet to a maximum of 100 feet.

(9)An inferred mineral resource is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. Geological evidence is sufficient to imply but not verify geological and grade or quality continuity. An inferred mineral resource has a lower level of confidence than that applying to an indicated mineral resource and must not be converted to a Mineral Reserve. It is reasonably expected that the majority of inferred mineral resources could be upgraded to indicated mineral resources with continued exploration.
(10)Mineral resources, which are not Mineral Reserves, do not have demonstrated economic viability. The estimate of mineral resources may be materially affected by environmental, permitting, legal, title, socio-political, marketing, or other relevant factors.
(11)Mineral resources have an effective date of December 31, 2024.
(12)The reference point for mineral resources is in situ.

Reasonable Prospects for Eventual Economic Extraction

A mineral resource optimized LG pit shell was constructed to define the portion of the Mineral Point resource having reasonable prospects for eventual economic extraction (RPEEE) amenable to open pit mining and processing by heap leaching using the 25 ft x 25 ft x 25 ft block model. Open pit mineral resources contained within the pit shell are reported above a fixed cut-off grade of 0.1 g/t Au. See Section 11.4 of the Ruby Hill Report.

Parameters for Mineral Resource Pit Shell Construction

Parameter	Unit	Value
Metals Price
Gold	US$/toz	2,175
Silver	US$/toz	26
Au Process Recovery	%	77
Ag Process Recovery	%	40
Mining Operating Cost	US$/tonne	3.31
Processing Cost	US$/tonne	3.47
G&A Cos	US$/tonne processed	0.83
Royalty	%	3.0%
Payable Meta
Gold	%	99.9
Silver	%	99.5
Treatment & Refining Cost - Gold	US$/toz	1.85
Treatment & Refining Cost - Silver	US$/toz	0.5
Overall Slope Angles (OSA)
Dumps	degree	30
Alluvium	degree	55
Sanded	degree	45
Unsanded	degree	45
(1) Note: Au and Ag presented recoveries are weighted averages for all materials.

Mining Method and Infrastructure

Permitting approval for development and mining above the 5100 elevation is anticipated by the end of Q2 2025 and underground development will commence immediately thereafter. This is consistent with previously approved permits for mining the Archimedes open pits. Production mining in the 426 deposit will start in 2026 and continue through 2027 with oxide material processed on site in the existing heap leach facility and refractory material sent to a third party for toll processing. Permits for mining below the 5100 elevation are anticipated in the second quarter of 2027 with development mining for the Ruby Deeps deposit beginning shortly thereafter.

Mining conditions anticipated are typical for northern Nevada underground mines. Long hole open stoping will be the primary mining method and will be supplemented with underhand drift and fill mining where deposit geometry dictates. Mining will be undertaken by a qualified contractor, eliminating the need to recruit a workforce and purchase mining equipment.

Transportation, electrical and support infrastructure already exists at Ruby Hill. Additional infrastructure requirements are limited to:

•Overhead power line and transformer at the portal site.
•Backfill and shotcrete plants.
•Fuel and oil storage near the portal.
•Contractor’s maintenance facility and office.
•Mine water supply tank.

Archimedes Open Pit

The Archimedes Open Pit mineral resource has not been evaluated for surface mining.

Mineral Point Open Pit

The Mineral Point Project is planned as an open pit mining operation using conventional equipment, targeting a processing rate of 68,000 tons per day. While there is currently no Mineral Reserve Estimate, the project contains indicated and inferred mineral resources. Pit optimization using Hexagon Mine Plan software identified an optimal pit shell (LG72) with a 78% revenue factor, containing 4.98 million ounces of gold and 195.5 million ounces of silver at an average stripping ratio of 2.8:1. Key economic parameters include a gold price of $2,175/toz, silver price of $27.25/toz, and heap leach average recovery rates of 78% for gold and 41% for silver. The calculated cutoff grade for gold is 0.011 oz/ton, ensuring the extraction of economically viable material.

The mine design consists of nine pit phases, with mining benches at 50-foot intervals and a projected Life-of-Mine (LOM) of 17 years. The operation will rely on a mining fleet comprising two rope shovels, (2) hydraulic shovels, (26) haul trucks, and various support equipment. Annual production is expected to average 4.5 million ounces of gold and 177.3 million ounces of silver. Dewatering will be required in later mine stages, though the extent is yet to be determined.

The project will leverage existing infrastructure from previous mining activities at the Ruby Hill site, including site access, haul roads, waste rock storage, and power supply, with necessary upgrades. Key processing facilities include a crushing and stacking system, a heap leach pad, and a Merrill Crowe plant for gold and silver recovery. The heap leach facility will be developed in five phases, with a total capacity of 466.8 million tons, while a Merrill Crowe plant will process pregnant leach solution at a rate of 11,500 gallons per minute, ultimately producing doré bars for off-site refining.

Supporting infrastructure includes an expanded truck shop, warehouse, administration building, and water management systems for process, potable, fire suppression, and stormwater control. Power will be sourced from an existing substation with potential upgrades, and site communications will be maintained through telemetry and radio networks. Waste rock storage will utilize both surface storage and in-pit backfilling. Environmental considerations include stormwater management ponds, lined heap leach pads, and containment systems for fuel and hazardous materials. Road expansions and rerouting will be necessary to accommodate mining activities, ensuring operational efficiency while minimizing environmental impact.

Environmental Factors

The closure cost for Ruby Hill is estimated to be $27 million. The associated Bond was accepted by the Bureau of Land Management (BLM) on August 8, 2023 and covers authorized disturbance associated with issued permits for Ruby Hill (RHMC 2023). There are no other known environmental liabilities associated with pre-Project operations.

RHMC controls a total of 8,107-acre feet per annum (AFA) of water rights for consumption and occupation.

Due to a history of over pumping in the region based on a heavy agricultural reliance, the Diamond Valley Basin was categorized as a Critical Management Area (CMA) by the Nevada State Engineer’s office in 2015. The designation allowed the State Engineer and the community to agree on certain tools to reduce over-pumping, including the implementation of a Diamond Valley Groundwater Management Plan (GMP). Following resolution of a lengthy legal dispute by senior water rights holders in the Basin, the GMP was reinstated effective January 1, 2023. As a groundwater user within the GMP designated area, RHMC controls sufficient water rights to support its mining operations.

Social or Community Factors

Mining activity at the property began in the 1860s and has continued with periodic interruptions until the present day. Throughout its history, Ruby Hill has been a constant presence in the town of Eureka and has been an economic benefit to the community by offering employment, direct and indirect benefits.

Ruby Hill and its predecessors, including Homestake Mining Company and Barrick Gold Corporation, have each maintained comprehensive community relations programs. Ruby Hill works closely with community and local stakeholders to provide updates on key developments, including; Project status (operations and permitting) and community program and initiatives.

Due to the proximity of the mine to the town, Ruby Hill diligently monitors; Blasting, Noise, Light, Dust, and Water Use.

RHMC holds quarterly meetings with the public, landowners, and County officials to discuss operational status, safety and environmental compliance at the Project including monitoring, blasting schedules, and other matters of similar relevance to the Project’s neighbors. Additionally, Eureka is a community that is familiar with and supportive of mining. RHMC continues to have a positive professional relationship with its stakeholders, including its regulators at the federal and state agencies.

Permits

In conjunction with the permitting actions associated with the Archimedes Underground Mine Project in-pit surface support facilities, a DNA was deemed sufficient for the PoO Amendment NVN-067782 approved by the BLM March 30, 2023. Additionally, on June 23, 2023, the NDEP-BMRR approved an EDC to WPCP NEV0096103 for the construction of the surface facilities. Permitting actions tied to mining of the underground are currently in progress with the BLM evaluating a PoO Amendment and associated EA while NDEP-BMRR is analyzing a WPCP Major Modification.

RHMC is currently permitted to carry out mining operations and reclamation activities at the Project site. This permitting allows it to carry out the exploration, geotechnical and metallurgical field work recommended in this Report. Specific permits related to site activities are presented in the following table.

Ruby Hill Project Significant Permits

Permit Name	Permitting Agency/Authority	Permit Number
Mine Plan of Operations	BLM	NVN-067782
Rights of Way	BLM	N-60801; N-60802; N-60359; N-61422
Class II Air Quality Operating Permit	NDEP/BAPC	AP1041-0713.04
Mercury Operating Permit to Construct	NDEP/BAPC	AP1041-2252
Water Pollution Control Permit – Infiltration Project	NDEP/BMRR	NEV2005106
Water Pollution Control Permit – Mine	NDEP/BMRR	NEV0096103
Reclamation Permit (Mine)	NDEP/BMRR	0107
Mining Stormwater General Permit	NDEP/BWPC	NVR300000: MSW-44886
Public Drinking Water System	NDEP-BSDW	EU-0885-NTNC: NV0000885
Nitrate Removal System	NDEP-BSDW	EU-0885-TP02: NV0000885
Onsite Sewage Disposal System	NDEP/BWPC	GNEVOSDS09 L0107
Industrial Artificial Pond Permit	NDOW	S479016
Hazardous Materials Permit	Nevada State Fire Marshal	112113
Class III Waivered Landfill	NDEP-BSMM	SWW362
EPA RCRA Hazardous Waste ID (Small Quantity Generator)	NDEP-BSMM	NVR000002899
Waters of the United States Jurisdictional Determination	USACOE	Updated Request for Jurisdictional Determination (JD) approval submitted to USACOE 11/01/2022 as current JD expired 11/13/2022

Water Use Permits

RHMC controls a total of 8,107 acre feet per annum (AFA) of water rights for consumption and occupation (RHMC, 2024).

Due to a history of over pumping in the region based on a heavy agricultural reliance, the Diamond Valley Basin was categorized as a CMA by the Nevada State Engineer’s office in 2015. The designation allowed the State Engineer and the community to agree on certain tools to reduce over-pumping, including the implementation of a Diamond Valley GMP. Following resolution of a lengthy legal dispute by senior water rights holders in the Basin, the GMP was reinstated effective January 1, 2023. As a groundwater user within the GMP designated area, RHMC controls sufficient water rights to support its mining operations.

Metallurgy and Mineral Processing

Historically, there have been three destinations for treatment of mineralization from the Ruby Hill Mine: (i) run of mine (ROM) and crushed mineralization to a heap leach pad, (ii) crushing and tank leaching with agglomerated tailings routed to the heap leach pad, and (iii) higher-grade sulfide mineralization (DSO) routed to Nevada Gold Mines Goldstrike Operation for autoclave processing.

For the Archimedes Underground, production with be processed at a third party destination capable of processing refractory ore until such time that i-80 has refurbished the Lone Tree Autoclave facility. The third party destination is an autoclave circuit capable of processing 4 - 5 million tons per year and consists of primary crushing, two parallel semi-autogenous grinding (SAG) Mill-Ball Mill grinding circuits with pebble crushing, five parallel autoclaves capable of acid pressure oxidation (POX) and three of which are capable of alkaline POX, two parallel calcium thiosulphate (CaTS) leaching circuits with resin-in-leach (RIL), electrowinning for gold recovery, and a refinery producing doré bullion from both autoclave and roaster circuits.

The Lone Tree Autoclave Facility is located immediately adjacent to I-80, approximately 12 miles west of Battle Mountain, 50 miles east of Winnemucca, and 120 miles west of Elko. The Lone Tree processing facilities were shut‑down at the end of 2007. Since that time, the mills have been rotated on a regular basis to lubricate the bearings. In general, the facility is still in place with most of the equipment sitting idle. i-80 Gold Corp’s objective is to refurbish and restart the POX circuit and associated unit operations, including the existing oxygen plant, as it was operating before the shut-down, while meeting all new regulatory requirements. The flotation circuit is not being considered for restart. The POX circuit will have capability to operate under either acidic or basic conditions.

For the Mineral Point Open Pit Project, previous operating experience as well as the metallurgical test work confirms the amenability of oxide material to heap leaching for precious metals extraction. From 2004 to 2014, seven test work programs were carried out, by Kappes Cassiday Associates (KCA) focusing on column leaching and bottle roll leach testing of the oxide deposits, namely Archimedes, 426 and

Mineral Point. Mineral Point estimated recoveries are based on alteration type ranging from 83% to 84.4% gold and 40% to 45.2% silver for oxide mineralization.

Exploration and Drilling

The RHMC drillhole database consists of data from over 3,600 drillholes and 2.3 million feet of drilling from throughout the southern portion of Eureka County. The database includes holes that have been drilled to test 24 different targets and includes reverse circulation, diamond core, reverse circulation pre-collar with diamond core tail and percussion and churn drill hole types. A total of 2,491 drillholes have been drilled on the current Ruby Hill property and 2,100 drillholes totaling 1.5 million feet of drilling define the Mineral Point Trend and Archimedes deposits.

The dataset used to produce the Mineral Resource Estimate for the Mineral Point Trend consists of drillhole data compiled from eight companies and work carried out from 1950 to 2015; however, 95% of the drilling was completed from 1992 to 2015 by Homestake, and subsequently by Barrick following completion of its acquisition of Homestake in 2004.

Just over 75% of drilling carried out at Ruby hill has been reverse circulation drilling. Diamond drilling has been used to provide drill core for detailed geological and geotechnical logging, metallurgical sampling, to extend reverse circulation holes below the water table to ensure representative sampling for assaying and as twin holes to confirm reverse circulation hole sampling. Mud rotary and other drill types have mainly been used to drill pre-collar holes for diamond drilling.

i-80 completed 9,883 feet of drilling in 2021 at Ruby Deeps for infill. Holes were drilled using RC pre-collars followed by HQ core-tails. In 2022, 137,210 feet of drilling was completed with a mix of core and RC. Core drilling was conducted by National Drilling (Salt Lake City, UT) with RC conducted by Envirotech Drilling (Winnemucca, NV). Where documented, core sizes drilled include PQ (3.345 in), HQ3 (2.406 in), HQ (2.5 in), and NQ (1.875 in). Most holes were inclined. Thirty-six i-80 holes totaling 75,546.5 feet contributed to the current resource estimation, representing about 30 percent of holes flagged for use in the Ruby Deeps and 426 deposits. The remainder of the i-80 drilling was in exploration areas including Hilltop, Ruby Deeps expansion, Blackjack definition, 428, and Blue Sky. All of the i-80 holes contributing to the current resource estimation were drilled using core or RC precollar with core tail.

Drill hole collars are surveyed by the Ruby Hill surveyor using Trimble equipment with sub-centimeter accuracy referencing a local base station with GNSS rover. Coordinates are collected in the Ruby Hill mine grid, NAD83(2011), US survey feet. Downhole surveys are performed by IDS using a north seeking gyro.

i-80 logs geological characteristics of drill samples in Excel, filling data fields similar to those recorded by Barrick and Homestake but with additional focus on sulfides to support characterization of CRD mineralization. Data is organized in Excel sheets with tabs for geotechnical, sampling, lithology, alteration, oxide, sulfide, structure, point data, veins, density and water level information. Core recovery averaged about 93%, which is comparable to core recovery of Barrick’s drilling campaigns. Recovery within the modeled mineral envelopes is similar to overall recovery, about 93% for Ruby Deeps and about 95% for 426. The slightly higher recovery within the 426 zone correlates with relatively high RQD values in the OGLL host unit.

Geometry of Carlin type mineralization at Ruby Hill is well understood, and drill spacing is close enough to allow true thickness to be reasonably represented by interpolating between mineralized intercepts in adjacent drill holes. Most holes intersect the mineralization at near-normal orientations.

Sampling and Data Verification

Since 2021, Carlin-type mineralization exploration samples have been submitted to ALS Minerals, an ISO/IEC 17025:2017 certified and accredited laboratory of Sparks, Nevada. Base-metal mineralization exploration samples have been submitted to American Assay Laboratories, which is an ISO 9001 and 17025 certified and accredited laboratory in Sparks, Nevada, for sample preparation and analysis. American Assay Laboratory is used for umpire check sample analysis of Carlin-type mineralization. ALS Minerals is used for umpire check sample analysis of base-metal mineralization. The drill and geochemical samples are collected in accordance with accepted industry standards. Data verification was completed as part of the generation of the mineral resources estimate. All data collected, including but not limited to collar location, downhole survey, geological, and analytical data, are subject to i-80 Gold’s Quality Assurance, Quality Control (“QAQC”) procedures.

Economic Analysis

Archimedes Underground

The economic model is based on a mine plan that includes 69% inferred mineral resources. The results obtained excluding inferred material is a gross adjustment. Recalculation of capital and operating costs has not been included in the scenario excluding inferred mineral resources. The values presented are derived from a constant dollar after tax cash flow analysis.

	Value Without Inferred	Value With Inferred
Gold price (US$/oz)	$2,175
Silver price (US$/oz)	$27
Mine life (years)	10
Mining Rate (tons/day)	450	1600
Mining Rate (tonnes/day)	408	1451
Tons processed Autoclave (kton)	1452	4846
Tons processed Autoclave (ktonnes)	1317	4396
Average Grade Autoclave (Au oz/ton)	0.209	0.209
Average Grade Autoclave (Au g/t)	7.17	7.17
Average Gold Recovery (Autoclave %)	90%	90%
Autoclave Gold Produced (koz)	272	910
Tons Processed Heap Leach (kton)	56	171
Tons Processed Heap Leach (ktonnes)	51	155
Average Grade Heap Leach (Au oz/ton)	0.111	0.111
Average Grade Heap Leach (Au g/t)	3.81	3.81
Average Gold Recovery (Heap Leach %)	87%	87%
Heap Leach Gold Production (koz)	5.5	18
Average Annual Gold Production (koz)	31	110
Total Gold Recovered (koz)	278	928
Project After Tax NPV5%(M$)	N/A	127
Project After Tax NPV8%(M$)	N/A	91
Project After Tax IRR	NA	0.23
Payback Period	NA Years	7.8 Years
Notes:

1.Net of byproduct sales.
2.Excludes, construction capital, exploration, corporate G&A, interest on debt, and corporate taxes.
3.Excludes exploration, corporate G&A, interest on debt, and corporate taxes.
4.The financial analysis contains certain information that may constitute "forward-looking information" under applicable United States and Canadian securities legislation. Forward-looking information includes, but is not limited to, statements regarding the Company’s achievement of the full-year projections for ounce production, production costs, AISC costs per ounce, cash cost per ounce and realized gold/silver price per ounce, the Company’s ability to meet annual operations estimates, and statements about strategic plans, including future operations, future work programs, capital expenditures, discovery and production of minerals, price of gold and currency exchange rates, timing of geological reports and corporate and technical objectives. Forward-looking information is necessarily based upon a number of assumptions that, while considered reasonable, are subject to known and unknown risks, uncertainties, and other factors which may cause the actual results and future events to differ materially from those expressed or implied by such forward looking information, including the risks inherent to the mining industry, adverse economic and market developments and the risks identified in the Company’s annual information form under the heading "Risk Factors". There can be no assurance that such information will prove to be accurate, as actual results and future events could differ materially from those anticipated in such information. Accordingly, readers should not place undue reliance on forward-looking information. All forward-looking information contained in this report is given as of the date hereof and is based upon the opinions and estimates of management and information available to management as at the date hereof. The Company disclaims any intention or obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except as required by law.

Mineral Point Open Pit

The economic analysis of the Mineral Point Project is based on the mine schedule, capital and operating costs, metal recovery parameters, and royalties. The project, operated by i-80 Gold, is planned as an open pit operation with a processing rate of 68,000 tons per day. The economic model assumes a gold price of $2,175/oz and a silver price of $27.25/oz, with a total initial capital investment of $708 million and sustaining capital of $388 million. In addition, approximately 115 million tons of stripping is required to gain access to the body of mineralized material, costing $287 million. The life-of-mine (LOM) plan spans approximately 16.5 years, with total recovered gold and silver estimated at 3.5 million ounces and 72 million ounces, respectively. The estimated pre-tax net present value (NPV) at a 5% discount rate is $827.6 million, with an internal rate of return (IRR) of 13.8% and a payback period of 7.6 years. After-tax, the NPV at 5% is reduced to $614.1 million, with an IRR of 12.1% and a payback period of 7.9 years.

Parameter	Unit	Value Without Inferred	Value With Inferred
Gold price	US$/oz	$2,175	$2,175
Silver price	US$/oz	$27.25	$27.25
Mine life (years)	year	11.5	16.5
Mining Rate	kton/day	328.8	356.2
Mining Rate	ktonnes/day	298.3	323.1
Processing Rate	kton/day	49.3	68.4
Processing Rate	ktonnes/day	44.7	62.1
Total Processed Material	kton	195.6	395.4
Total Processed Material	ktonnes	177.4	358.7
Total Mine Material	kton	988.0	1,675.2
Total Mine Material	ktonnes	896.3	1,519.7
Average Processing Grade Au	toz/ton	0.012	0.011
Average Processing Grade Au	g/t	$0.4	0.38
Average Processing Grade Ag	toz/ton	0.383	0.448
Average Processing Grade Ag	g/t	13.1	15.4
Contained Au	ktoz	2,430	4,525
Contained Ag	Ktoz	76,109	177,293
Recovered Au	ktoz	1,969	3,529
Recovered Ag	ktoz	31,407	72,028
Heap Leach Recovery Au (average)%		81%	78%
Heap Leach Recovery Ag (average)%		41%	41%
Total LOM CAPX	US$M	$941.2	$1,383.2
NPV @ 5%	US$M	$157.9	$614.1
NPV @ 8%	US$M	$(10.9)	$295.8
IRR	%	8%	12%
Payback Period	Year	7.9	7.6

Mineral Resources Comparison

For the year ended December 31, 2023, the Company was not subject to S-K 1300, and reported its mineral reserve and resources in accordance with NI 43-101.

The comparison of the Mineral Resources as of December 31, 2023 and December 31, 2024 can be found in the table below.

In 2024 the total tonnes and ounces in the Mineral Point Open Pit increased due to a new resource estimate which used a higher gold price and lower cut-off grade than the previous estimate.

In 2024 for the Archimedes Underground Project, the total tonnes and ounces increased in the indicated category, but decreased in the inferred category. The increase in indicated tonnes and ounces and decrease in inferred tonnes and ounces are both due to a new resource estimate which used a combination of stope optimizer software in the estimation process, a lower cut-off grade, and higher gold price. The stope optimizer methodology generates optimal mineable stope geometries while considering several factors including geological constraints, grade distribution and stope dimensions. This significantly improves the accuracy of mineral resource estimates and has become an industry standard for underground deposits in Nevada. In addition, the new resource estimate contained new drilling conducted by i-80 Gold since the publication of the previous resource estimate.

In 2024 the total tonnes and ounces in the Archimedes Open Pit decreased in both the indicated and inferred categories due to a new resource estimate which only included oxide gold and silver mineralization and excluded base metal mineralization.

	December 31, 2024		December 31, 2023		Percent Difference
Category	Ounces Gold	Ounces Silver	Ounces Gold	Ounces Silver	Gold	Silver
Ruby Hill Mineral Point Open Pit - Indicated	3376	104332	3217	97457	5%	7%
Ruby Hill Mineral Point Open Pit - Inferred	2117	91473	1872	72370	13%	26%
Ruby Hill Archimedes Underground - Indicated	436	92	202	22	116%	318%
Ruby Hill Archimedes Underground - Inferred	988	286	1588	439	(38)%	(35)%
Ruby Hill Archimedes Open PIt - Indicated	272	1490	657	5878	(59)%	(75)%
Ruby Hill Archimedes Open PIt - Inferred	31	250	190	1102	(84)%	(77)%

Net Book Value

The net book value of the Ruby Hill Complex and its associated plant, equipment and mineral interests was approximately $110.4 million as of December 31, 2024.

ITEM 3. LEGAL PROCEEDINGS AND REGULATORY ACTIONS

Legal Proceedings

There are no legal proceedings material to the Company to which the Company or its subsidiaries is or was a party, or to which any of the Company's property is or was subject, since the beginning of the most recently completed financial year of the Company, and, as of the date hereof, no such proceedings are known by the Company to be contemplated, other than as set out herein.

Regulatory Actions

No penalties or sanctions were imposed against the Company by a court relating to securities legislation or by a securities regulatory authority, nor were any settlement agreements entered into by the Company before a court relating to securities legislation or with a securities regulatory authority, during the last financial year of the Company, and no other penalties or sanctions have been imposed by a court or regulatory body against the Company or its subsidiaries that would likely be considered important to a reasonable investor in making an investment decision.
ITEM 4. MINE SAFETY DISCLOSURES

Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-K.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

The Company’s Common Shares trade on the NYSE American and the TSX under the symbols IAUX and IAU, respectively. On March 28, 2025, there were approximately 91 holders of record of the Shares, which does not include shareholders for which shares are held in nominee or street name. The Company believes that more than half of our common shares are beneficially owned by investors in the United States.

Dividends and Distributions

The Company does not have a formal dividend policy and it has not declared any cash dividends or distributions since its formation. The Company currently intends to retain future earnings, if any, to finance further business development. The payment of any cash dividends or distributions to shareholders of the Company in the future will be at the discretion of the directors of the Company and will depend on, among other things, the financial condition, capital requirements and earnings of the Company and any other factors that the directors may consider relevant. In addition to those restrictions set out under the BCBCA, several of the Corporation's financing documents, including its convertible credit agreements with Orion and Sprott, restrict the ability of the Company to pay dividends to its shareholders. The BCBCA provides that a company may declare or pay a dividend, whether out of profits, capital or otherwise, unless there are reasonable grounds for believing that the company is insolvent or that the payment of the dividend would render the company insolvent.
Prior Sales of Unregistered Securities
The following information represents securities sold by the Corporation for the period covered by this Annual Report which were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

On May 1, 2024, the Corporation completed a bought deal public offering of an aggregate of 69,698,050 million Units at a price of C$1.65 per Unit for aggregate gross proceeds to the Corporation of approximately $83.5 million (C$115.0 million). Each Unit consists of one Common Share and one-half of one Common Share purchase warrant of the Corporation. The public offering was conducted relying on Regulation S and/or Section 4(a)(2) of the Securities Act.

On March 20, 2024, the Corporation issued 1,127,336 Common Shares to Waterton Nevada Splitter, LLC and Waterton Nevada Splitter II, LLC at a deemed price of US$1.2738 per share as partial consideration of the contingent value rights payment related to Granite Creek relying on Regulation S of the Securities Act.

On February 20 and 21, 2024, the Corporation completed the first tranche of a non-brokered private placement of common shares. An aggregate of 12,989,204 million shares were issued by the Corporation at a price of C$1.80 per common share for aggregate gross proceeds of C$23,380,567.20. Certain directors and/or officers of the Corporation subscribed for an aggregate of 162,404 Common Shares under the private placement. On March 20, 2024, the Corporation completed a second tranche of the private placement, issuing an additional 75,000 Common Shares at a price of C$1.80 per share to an arm's length purchaser for additional gross proceeds of C$135,000. The private placement was conducted relying on Regulation S, Section 4(a)(2) and/or Rule 506(b) of the Securities Act.

On February 9, 2024, the Corporation issued 1,600,000 Common Shares to Waterton Nevada Splitter, LLC and Waterton Nevada Splitter II, LLC at a deemed price of US$1.33 per share as partial consideration of the contingent value rights payment related to Granite Creek relying on Regulation S of the Securities Act.

On January 24, 2024, the Corporation issued 500,000 warrants to OMF Fund III (Hg) Ltd., an affiliate of Orion, with each warrant exercisable to acquire one Common Share at a price of C$2.717 per share, subject to customary anti-dilution adjustments, until January 24, 2028. The warrants were issued in connection with the extension of certain of the Corporation's delivery obligations under its Silver Purchase and Sale Agreement and relied on Regulation S of the Securities Act.

During the fiscal year ended December 31, 2024, we granted to certain of our directors, officers, key employees, and consultants options to purchase 891,316 Common Shares with a weighted average exercise price of CAD$1.75 per share relying on Regulation S and/or Section 4(a)(2) of the Securities Act.

During the fiscal year ended December 31, 2024, we issued an aggregate of 2,051,374 restricted share units and 420,927 deferred share units to certain directors in reliance on Section 3(a)(9) of the Securities Act.

During the fiscal year ended December 31, 2024, we issued an aggregate of 2,051,374 restricted share units and 420,927 deferred share units, and an aggregate of 420,927 Common Shares upon settlement of restricted share units and deferred share units, to certain directors in reliance on Rule 506(b) of the Securities Act.

Certain Canadian Federal Tax Considerations for U.S. Holders

The following generally summarizes certain Canadian federal income tax consequences generally applicable under the Income Tax Act (Canada) and the regulations thereunder (collectively, the “Canadian Tax Act”) and the Canada-United States Tax Convention (1980) (the “Convention”) to the holding and disposition of our common shares.

Comment is restricted to holders who are beneficial owners of our common shares each of whom, at all relevant times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the United States for tax purposes, (ii) is a “qualifying person” under and entitled to the benefits of the Convention, (iii) holds all common shares as capital property, (iv) deals at arm’s length with and is not affiliated with i-80, (v) does not and is not deemed to use or hold any common shares in a business carried on in Canada, (vi) is not an insurer that carries on business in Canada and elsewhere and (vii) is not an “authorized foreign bank” (as defined in the Canadian Tax Act) (each such holder, a “U.S. Resident Holder”).

Generally, a U.S. Resident Holder’s common shares will be considered to be capital property of such holder for purposes of the Canadian Tax Act provided that the U.S. Resident Holder is not a trader or dealer in securities, did not acquire, hold, or dispose of the common shares in one or more transactions considered to be an adventure or concern in the nature of trade, and does not hold the common shares in the course of carrying on a business.

Certain U.S.-resident entities that are fiscally transparent for United States federal income tax purposes (including certain limited liability companies) may not in all circumstances be entitled to the benefits of the Convention. Members of or holders of an interest in such an entity that holds common shares should consult their own tax advisers regarding the extent, if any, to which the benefits of the Convention will apply to the entity in respect of its common shares. This summary does not deal with special situations such as the particular circumstances of traders or dealers in securities or holders who have entered into a “derivative forward agreement”, “synthetic equity arrangement” or “synthetic disposition arrangement” (each as defined in the Canadian Tax Act) in respect of the common shares. Such holders should consult their own tax advisors.

This summary is based on the information contained in this Form 10-K, the current provisions of the Canadian Tax Act in force as of the date prior to the date hereof, all specific proposals to amend the Canadian Tax Act publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (“Proposed Amendments”), the provisions of the Convention as amended by the Protocols thereto prior to the date hereof, and the administrative policies and assessing practices of the Canada Revenue Agency (the “CRA”) published in writing by the CRA prior to the date hereof. This summary assumes that the Proposed Amendments will be enacted in the form proposed, although no assurance can be given that the Proposed Amendments will be enacted or otherwise implemented in their current form, if at all. Other than the Proposed Amendments, this summary does not take into account nor anticipate any changes in law or in the CRA’s administrative policies or assessing practices, whether by way of judicial, legislative, governmental, or administrative decision or action, although no assurance can be given in these respects. Except as otherwise expressly provided, this summary does not take into account any provincial, territorial or foreign tax considerations, which may differ materially from the federal Canadian income tax considerations set out herein.

This summary is of a general nature only, is not exhaustive of all possible Canadian federal income tax considerations, and is not intended to be and should not be construed as legal or tax advice to any particular U.S. Resident Holder. U.S. Resident Holders are urged to consult their own tax advisers for advice with respect to their particular circumstances. The discussion below is qualified accordingly.

Currency conversion

Generally, for the purposes of the Canadian Tax Act, all amounts relating to the acquisition, holding or disposition of common shares (including dividends, adjusted cost base and proceeds of disposition) must be converted into Canadian dollars based on the relevant exchange rate as determined in accordance with the Canadian Tax Act.

Dividends on common shares

A U.S. Resident Holder to whom i-80 pays or credits, or is deemed to pay or credit, a dividend on such holder’s common shares will generally be subject to Canadian withholding tax, and i-80 will be required to withhold the tax from the dividend and remit it to the CRA for the holder’s account. The rate of withholding tax under the Canadian Tax Act is 25% of the gross amount of the dividend, but the rate applicable to a dividend paid or credited to a U.S. Resident Holder who is the beneficial owner of the dividend should generally be reduced under the Convention to 15% (or, if the U.S. Resident Holder is a company which is the beneficial owner of at least 10% of the voting stock of i-80, 5%) of the gross amount of the dividend. For this purpose, a company that is a resident of the United States for purposes of the Canadian Tax Act and the Convention and is entitled to the benefits of the Convention shall be considered to own the voting stock of i-80 owned by an entity that is considered fiscally transparent under the laws of the United States and that is not a resident of Canada, in proportion to such company’s ownership interest in that entity.

Disposition of common shares

A U.S. Resident Holder who disposes or is deemed to dispose of one or more common shares generally should not incur any liability for Canadian federal income tax in respect of any capital gain arising as a consequence of the disposition, unless the common shares constitute “taxable Canadian property” (as defined in the Canadian Tax Act) of the U.S. Resident Holder at the time of disposition and the U.S. Resident Holder is not entitled to relief under the Convention.

Generally, a U.S. Resident Holder’s common shares will not constitute “taxable Canadian property” of such holder at a particular time at which the common shares are listed on a “designated stock exchange” (as defined in the Canadian Tax Act) (which currently includes the TSX and NYSE American) unless both of the following conditions are concurrently met at any time during the 60 month period that ends at the particular time:

(i) 25% or more of the issued shares of any class or series of the capital stock of i-80 were owned by or belonged to one or any combination of:

a.the U.S. Resident Holder,
b.persons with whom the U.S. Resident Holder did not deal at arm’s length, and
c.partnerships in which the U.S. Resident Holder or a person referred to in clause b. holds a membership interest directly or indirectly through one or more partnerships, and

(ii) more than 50% of the fair market value of the common shares was derived, directly or indirectly, from one or any combination of, real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Canadian Tax Act), “timber resource properties” (as defined in the Canadian Tax Act), or options in respect of, interests in, or, for civil law, rights in, such properties, whether or not the property exists.

In certain circumstances, a common share may also be deemed to be “taxable Canadian property” for purposes of the Canadian Tax Act.

Even if the common shares constitute “taxable Canadian property” to a U.S. Resident Holder, under the Convention, such a U.S. Resident Holder will not be subject to tax under the Canadian Tax Act on any capital gain realized by such holder on a disposition of such common shares, provided the value of such common shares is not derived principally from real property situated in Canada (within the meaning of the Convention).

U.S. Resident Holders whose common shares are or may be taxable Canadian property should consult their own tax advisors.

Use of Proceeds

On June 25, 2024, our shelf Registration Statement on Form F-10 (File No. 333-279567) was declared effective which registered the sales of securities of up to C$300,000,000.  On August 12, 2024, we filed a prospectus supplement relating to the company’s ATM Program for gross proceeds of up to US$50 million.  The ATM Program terminated on March 31, 2025.  For the period from August 12, 2024, to December 31, 2024, the Company issued 22.4 million common shares under the ATM Program at a weighted average share price of $1.01 per common share for total gross proceeds of $22.6 million. Transaction costs incurred of $0.9 million are presented as a reduction to share capital.  There has been no material change in our planned use of the net proceeds from our offering described in the prospectus supplement. The Company intends to use the net proceeds from the Offering, if any, to advance the exploration, development, expansion, and working capital requirements of the McCoy-Cove Project, the Granite Creek Project, the Lone Tree Project, the Ruby Hill Project and for debt repayment and general corporate and working capital purposes. None of the payments were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations	Page
Overview	94
Discussion Of Operational Results	100
Discussion Of Financial Results	104
Discussion Of Financial Position	108
Liquidity And Capital Resources	108
Commitments And Contingencies	113
Critical Accounting Estimates	113
Cautionary Statement on Forward Looking Statements	116
Non-GAAP Financial Performance Measures	114

OVERVIEW

Company Overview
i-80 Gold Corp. is a Nevada-focused growth-oriented gold and silver producer engaged in the exploration, development, and extraction of gold and silver. The Company is the fourth largest gold mineral resource holder in the state with a pipeline of projects strategically located on Nevada's most prolific gold-producing trends. The Company's wholly owned principal assets, which are at various stages of permitting and development, include the Granite Creek property, the Ruby Hill property, the Lone Tree property, the Cove property, and the FAD property.
The Company was incorporated on November 10, 2020, under the laws of the province of British Columbia, Canada. The Company’s common shares are listed on the Toronto Stock Exchange (“TSX”) under the symbol IAU and the NYSE American (“NYSE”) under the symbol IAUX. The Company’s head office is located in Reno, Nevada, United States ("US"). The Company's executive office is located in Toronto, Ontario, Canada.

Reference to $ or USD is to US dollars, reference to C$ or CAD is to Canadian dollars.

Transition to US Generally Accepted Accounting Principles ("US GAAP")

Historically, the Company has prepared its financial statements under International Financial Reporting Standards Accounting Standards as issued by the International Accounting Standards Board ("IFRS") permitted by security regulators in Canada, as well as in the U.S. under the foreign private issuer status as defined by the United States Securities and Exchange Commission ("SEC"). On June 28, 2024, the Company determined that it would no longer qualify as a foreign private issuer under the SEC rules as of January 1, 2025. As a result, beginning January 1, 2025 the Company was required to report with the SEC on domestic forms and comply with domestic company rules. Consequently, the Company was required to prepare its financial statements using US GAAP effective beginning with the Company’s 2024 annual consolidated financial statements to which this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relates and for all subsequent reporting periods. The transition to US GAAP was made retrospectively. The Company transitioned to US GAAP effective December 31, 2024 and has retroactively restated its comparatives.

The main transition adjustments recognized in the Company's financial statements as at December 31, 2024 were as follows:
•Capitalization reversal of $80.2 million related to underground development at the Granite Creek and Cove projects as US GAAP requires mineral reserves to be declared in order to begin the development stage.

•Reclamation liabilities and assets decreased by $17.0 million and $20.5 million, respectively due to the use of a credit adjusted risk free rate, a higher discount rate than what was used under IFRS partially offset by the inclusion of third-party costs under US GAAP.

•Certain embedded derivatives such as the equity portion of the convertible debenture conversion option were derecognized under US GAAP as they were determined to be indexed to the company's own stock. The reclassification from equity to debt was $18.9 million. As a result of the reclassification, the effective interest rate was reduced from 18.99% to 9.24%. As at December 31, 2024 $5.4 million of accretion was recorded and the net change in equity was $13.9 million.

•For the Company's accounting of the 2023 acquisition of Paycore Minerals Inc ("Paycore"). an additional deferred tax liability of $13.9 million was recognized due to an IFRS exemption that is not available under US GAAP on acquisition date.

Operational and Financial Overview

		Three months ended December 31,		Year ended December 31,
		2024	2023	2024	2023
Revenue	$000s	23,228	25,837	50,335	54,910
Net loss	$000s	(17,730)	(36,053)	(121,533)	(89,654)
Loss per share	$/share	(0.04)	(0.12)	(0.34)	(0.33)
Cash flow used in operating activities	$000s	(9,223)	(4,919)	(82,501)	(77,465)
Cash and cash equivalents	$000s	19,001	16,277	19,001	16,277
Exploration feet drilled	ft	26,533	38,354	106,221	182,030
Gold ounces sold[1]	oz	9,053	14,331	21,527	29,370
Average realized gold price[2]	$/oz	2,560	1,989	2,332	1,956

Fourth Quarter 2024

•Total revenue totaled $23.2 million for the quarter compared to $25.8 million in the comparative prior year period due to lower volumes sold partially offset by a higher average realized gold price.
•Gold sales1 totaled 9,053 ounces at an average realized gold price2 of $2,560 per ounce, resulting in revenue of $23.2 million, compared to gold sales1 of 14,331 ounces at an average realized gold price2 of $1,989 per ounce, resulting in revenue of $28.5 million in the fourth quarter of 2023.
~~•~~Loss per share of $0.04 per share for the quarter, a decrease from $0.12 loss per share in the prior year period.
•Cash used in operating activities was $9.2 million, an increase in cash used from the prior year period due to comparatively lower change in working capital.
•Cash balance of $19.0 million as at December 31, 2024, a increase of $2.8 million from the end of the third quarter due to proceeds from the at-the-market equity program partially offset by cash used in operations and exploration and development activities.
•Adopted a new development plan, following a leadership change, to permit, construct, and ramp up five gold projects over the balance of the decade aiming to create a mid-tier gold producer capable of producing approximately 400,000 to 500,000 ounces of gold annually, starting with the development of three underground mines while accelerating two large open pit oxide deposits.
•Commenced the process of updating the Preliminary Economic Assessments for five gold projects, which were completed as planned in the first quarter of 2025.
•Continued to advance gold projects which are currently at various stages of redevelopment, with a focus on the continued ramp up at the Granite Creek Underground Project, strengthening the balance sheet, and ongoing permitting at all five projects.
•Initiated a recapitalization plan to reschedule current debt obligations and provide the additional capital required to execute the new development plan.
Year ended December 31, 2024

•Revenue totaled $50.3 million compared to $54.9 million in the comparative prior year period due to lower volumes sold partially offset by higher average realized gold price.
•Gold sales1 totaled 21,527 ounces for the year at an average realized gold price2 of $2,332 per ounce, resulting in revenue of $50.2 million, compared to gold sales of 29,370 ounces at an average realized gold price2 of $1,956 per ounce, resulting in revenue of $57.5 million in 2023.
•Cash used in operating was $82.5 million, an increase from the prior year primarily due to lower production from the Company’s projects, partially offset by higher average realized gold price.
•Loss per share of $0.34 per share was an increase from $0.33 loss per share in the comparative prior year.
•Year-end cash balance of $19.0 million, an increase of $2.7 million during the year due to cash provided by financing activities, partially offset by cash used in operations and exploration and pre-development expenditures.
•Approximately 110,000 feet of core and reverse circulation drilling completed with multiple positive results to expand mineralization further at the Granite Creek Underground Project, the Archimedes Underground Project within the Ruby Hill property, and the Cove Project.
•Published its second annual sustainability report which is accessible on the Company’s website.
1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 58% in 2024 (2023 - 56%).
2This is a Non-GAAP Measure; please see “Non-GAAP Measures” section.

Strategy Overview

On November 12, 2024 the Company announced a new development plan following a review of the strategic direction of the Company requested of the newly appointed CEO in September of 2024. The new development plan includes the development of three underground mines, but also includes accelerating, permitting, and the development of two large oxide open pit deposits, one at Granite Creek and the other, Mineral Point, within the Ruby Hill Project area. The new development plan is viewed by the Company as the most effective strategy to generate free cash flow while progressing earlier stage projects to provide a pipeline of growth over the medium and long term. The Company also confirmed the initialization of a recapitalization plan of its balance sheet to support the new development plan. The Lone Tree Autoclave remains the centralized refractory mineral processing facility in the new development plan and Management intends to continue its work towards completion of the refurbishment feasibility study in the third quarter of 2025.
Further, Management reported that a base metal focused joint venture on the Ruby Hill property does not fit the new development plan. Given the Company’s balance sheet constraints and additional capital required for the new development plan, all higher risk projects with low certainty of economic viability have been terminated of deferred. The Company will consider focusing on such projects when the balance sheet is in a stronger position and the Board approves allocating risk capital to these types of projects.

The Lone Tree open pit project has a variety of financial, technical, environmental and social issues to be worked through. It is expected that the project will likely remain deferred for another decade.

Recapitalization Plan

On November 12, 2024 the Company announced a two-step recapitalization process based on demonstrating a viable path to generating free cash flow, and rescheduling and/or refinancing the Company’s existing debt obligations. Phase one of this plan included finding a solution for short-term commitments including deferral of the gold and silver deliveries which were scheduled for December 31, 2024 and early January 2025, respectively. Phase two of the recapitalization plan involves working with the Company’s current partners as well as seeking new capital providers to restructure its existing debt and provide sufficient capital to execute on the Company’s new development plan with repayment terms that align with the Company’s ability to service that debt.

On December 31, 2024 the Company addressed the first phase of its recapitalization plan by entering into agreements to defer the December 2024 Gold Prepay and January 2025 Silver Purchase Agreement deliveries until March 31, 2025 as part of an amendment of those agreements with Orion. As part of the agreements with Orion, gold and silver deliveries including 3,210 ounces of gold and 400,000 ounces of silver, scheduled for delivery on December 31, 2024, and January 15, 2025, respectively were deferred to March 31, 2025, subject to i-80 Gold’s compliance with the Waiver Agreements (as defined below), and the other conditions described below. Additionally, Orion agreed to extend the expiry date of its convertible credit agreement dated December 13, 2021 to June 30, 2026, which was reflected in an amended and restated convertible credit agreement with Orion on January 15, 2025 (the "Orion Convertible Loan").

In connection with the gold and silver delivery deferrals and the extension to the Orion Convertible Loan (collectively, the “Waiver Agreements”), i-80 Gold agreed to issue to Orion five million common share purchase warrants with an exercise price of C$1.01 per share, subject to customer anti-dilutive adjustments (the “2025 Orion Warrants”). The 2025 Orion Warrants have a four-year term. In addition, i-80 Gold and Orion agreed to enter into an offtake agreement dated February 7, 2025 (the “Orion Offtake Agreement”) based on similar terms to the existing amended and restated offtake agreement with Deterra Royalties Limited (acquirer of Trident Royalties PLC) which expires at the end of December 2028 (the "Deterra Offtake"). The Orion Offtake Agreement will become effective on December 28, 2028 and shall expire on December 31, 2034. The Waiver Agreements are subject to ongoing conditions, including a requirement to satisfy minimum cash requirements, as amended by these Waiver Agreements, through March 31, 2025.

Management has been engaged in discussions with existing and potential new partners, and aims to complete second phase of its refinancing plan by June 30, 2026, the date of maturity of the Orion Convertible Loan.

New Development Plan & Update on Joint Venture for the Ruby Hill Project

On November 12, 2024 the Company announced a new development plan following a review of the strategic direction of the Company requested of the newly appointed CEO in September of 2024. The new development plan includes the development of three underground mines, but also includes accelerating permitting and development of the two large oxide open pit deposits, one at Granite Creek and the other, Mineral Point, within the Ruby Hill Project area. The new development plan is viewed by the Company as the most effective strategy to generate free cash flow while progressing earlier stage projects to provide a pipeline of growth over the medium and long term. The Company also confirmed the initialization of a recapitalization plan of its balance sheet to support the new development plan. The Lone Tree Autoclave remains the centralized refractory mineral processing facility in the new development plan and Management intends to continue its work towards completion of the refurbishment feasibility study in 2025.
Further, Management reported that a base metal focused joint venture at the Ruby Hill project does not fit the new development plan. Given the Company’s balance sheet constraints and additional capital required for the new development plan all higher risk projects with low certainty of economic viability were deferred until the balance sheet is in a stronger position and the Board of Director approves allocating risk capital to these projects.

Outlook
1
The Company expects to produce between 30,000 to 40,000 ounces1 of gold in 2025. Extraction from Granite Creek underground is expected to range between 20,000 to 30,000 ounces1 of gold, and the Company’s two residual heap leach operations are expected to contribute approximately 10,000 ounces of gold in 2025.

Initial Assessments covering the Company’s five gold projects were filed in March 2025, and outline three areas of growth expenditure over the next three years to support the advancement of the Company’s development plan. These growth expenditures which are discretionary and subject to available resources, ranked from highest priority are: (i) advancing permitting activities, (ii) feasibility studies, and (iii) development work at Archimedes underground. For 2025, the growth expenditures are expected to total between $40 million to $50 million.

Management is advancing its recapitalization plan to support the Company’s development plan on several fronts, and is in active discussions with several parties regarding a number of financing options including a senior lending facility, royalty sales, non-core asset sales (such as its FAD property), a working capital facility, as well as terming out the 2025 quarterly gold prepays. Further to the recapitalization plan, the Company restructured its March 31, 2025, gold prepay and silver deliveries and entered into a working capital facility, as described herein.

This outlook, including expected results and targets, is subject to various risks, uncertainties and assumptions, which may impact future performance and the Company’s ability to achieve the results and targets discussed in this section. Please refer to "Cautionary Statements on Forward Looking Statements" section. The Company may, but is under no obligation to, update this outlook depending on changes in metal prices and other factors.

New Gold & Silver Prepay Agreement & Working Capital Facility

On March 31, 2025 the Company entered into a new gold and silver prepay arrangement with National Bank of Canada ("National Bank") under which National Bank purchased approximately 6,800 ounces of gold and 345,000 ounces of silver from the Company for delivery to National Bank by September 30, 2025 or earlier, upon an infusion of capital in line with the recapitalization plan. The proceeds of this new prepay arrangement will be used to satisfy the March 31, 2025 gold and silver deliveries due to an affiliate of Orion Mine Finance under its respective Gold Prepay and Silver Purchase and sale agreements. The obligations under the prepay arrangement with National Bank are secured by the FAD project. In addition, the Company is finalizing a working capital facility with Auramet International, Inc. for up to $12 million, maturing in 12 months.

Financing Overview

Financing overview for the year ended December 31, 2024:

Contingent Payments

•In the first quarter of 2024, the Company paid Waterton Nevada Splitter, LLC and Waterton Nevada Splitter II, LLC (collectively "Waterton") as part of the contingent value rights payment (production milestone) 2.7 million common shares of the Company valued at $3.6 million. In the second quarter of 2024, the Company paid Waterton $1.4 million in cash in full satisfaction of the $5.0 million contingent value rights payment (price condition).

Equity Offerings

•In the first quarter of 2024, the Company completed a non-brokered private placement of common shares. An aggregate of 13.1 million shares were issued by the Company at a price of C$1.80 per common share for gross proceeds of $17.4 million (C$23.5 million).

•On May 1, 2024, the Company completed a bought deal public offering of 69.7 million units at a price of C$1.65 per unit for gross proceeds of $83.5M (C$115.0 million). Each unit consists of one common share of the Company and one half of one common share purchase warrant.

•On June 24, 2024, the Company obtained a receipt for a final short form base shelf prospectus (the "Canadian Shelf Prospectus"). The Canadian Shelf Prospectus was filed with the securities regulators in Canada, and a corresponding U.S. base prospectus contained in its registration statement on Form F-10 (the "U.S. Base Prospectus") was filed with the SEC.

•On August 12, 2024 the Company implemented an at-the-market equity program ("ATM Program") to sell through the TSX and NYSE common shares up to aggregate proceeds of $50 million. For the year ended December 31, 2024, net proceeds of $22.6 million were received from the issuance of 22.4 million shares sold. The ATM Program expired on March 31, 2025. As at March 31, 2025, 26.7 million shares were issued for gross proceeds of $25.1 million under the ATM Program since the inception.

Gold Prepay Amendments

•On March 28, 2024, the Company entered into an amending agreement in relation to the gold prepay agreement (“Gold Prepay") with an affiliate of Orion Mine Finance (“Orion”) pursuant to which the March 31, 2024, quarterly delivery of 3,223 ounces of gold was extended from March 31, 2024, to April 15, 2024 (the "First Amending Agreement").

•On April 24, 2024, the Company entered into a second amending agreement with Orion to amend the terms of the Gold Prepay (the “Second A&R Gold Prepay”). In accordance with the terms of such amendment, Orion agreed to extend the deadline for the outstanding deliveries previously required to be made on or before April 15, 2024 under the Gold Prepay until May 10, 2024.
1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 58%.

•On June 28, 2024, the Company entered into a Side Letter Agreement with Orion in relation to the June 30, 2024, quarterly delivery, whereby the Company agreed to deliver a minimum of 1,000 ounces of gold to Orion on or before July 1, 2024, and to deliver the remaining 2,210 ounces to Orion on or before August 31, 2024.

•As of December 31, 2024, the Company had delivered 25,343 ounces of gold towards the Gold Prepay with Orion, leaving 18,390 ounces of gold remaining to be delivered under the agreement.

Silver Purchase Agreement Amendments

•On January 12, 2024, the Company entered into an extension agreement in relation to the silver purchase and sale agreement entered into with affiliates of Orion (“Silver Purchase Agreement”) pursuant to which in the event that the amount of silver delivered under the Silver Purchase Agreement is less than the minimum delivery amount, the Company shall make up such difference (the “Shortfall Amount”) by delivering on or before the fifteenth day of the month immediately following such calendar year (the "Delivery Deadline"). The 2023 Shortfall Amount Delivery Deadline was extended from January 15, 2024, to April 15, 2024 (the "Extension Agreement"). In connection with the Extension Agreement, the Company paid an amendment fee of $0.2 million and issued 0.5 million common share purchase warrants exercisable at C$2.717 per share with an exercise period until January 24, 2028.

•On April 24, 2024, the Company entered into an amending agreement with Orion (the “Amended Silver Purchase Agreement”) to amend the terms of its Silver Purchase Agreement. In accordance with the terms of the Amended Silver Purchase Agreement, Orion agreed to extend the deadline for the outstanding deliveries required to be made on or before April 15, 2024, under the Amended Silver Purchase Agreement until May 10, 2024. During the second quarter of 2024, the Company delivered 394,605 ounces of silver to Orion in full satisfaction of the 2023 Shortfall Amount.

•As of December 31, 2024 the Company had delivered 701,554 ounces of silver towards the Silver Purchase Agreement, leaving 498,446 ounces of silver to be delivered in 2025 under the fixed delivery schedule.

Convertible Loan

•On October 31, 2024, The Company issued common shares in connection with the conversion by a fund managed by Sprott Asset Management USA, Inc. ("Sprott") of $3.6 million in principal and $0.9 million in interest under the Sprott Convertible Loan.

Events After December 31, 2024

Prospectus Offering of Common Shares

On January 31, 2025, the Company closed a prospectus offering of 28.2 million common shares of the Company at a price of C$0.80 per share for aggregate gross proceeds of the Company of approximately $15.6 million (C$22.6 million).

On February 28, 2025, in connection with the prospectus offering, the Company closed a private placement of an aggregate of 1.0 million common shares to certain directors and officers of the Company at a price of C$0.80 per share for gross proceeds of approximately $0.6 million (C$0.8 million).

Convertible Debentures

On February 28, 2025, the Company entered into a supplemental indenture to effect certain amendments to its convertible debenture indenture dated February 22, 2023 ("the Indenture"). The amendments provided:

•the conversion price applicable to the a debenture holder’s right to elect to convert outstanding and accrued interest on the Convertible Debentures is equal to the volume weighted average price of i-80 Gold’s common shares on the TSX during the five trading days immediately preceding the date of the debenture holder’s election notice, less a discount of 15%, converted into US dollars at the Bank of Canada rate on such date;

•the conversion price applicable to the Company’s right to elect to convert outstanding and accrued interest on the Convertible Debentures is equal to the greater of (x) 85% of the average closing price of the i-80 Gold common shares as measured in US dollars on the NYSE during the 10 business days immediately preceding the date of the Company’s election notice, and (y) the volume weighted average price of i-80 Gold common shares on TSX during the five trading days immediately preceding the date of the Company’s election notice, less a discount of 15%, converted into US dollars at the Bank of Canada rate on such date;

•that the Company’s right to grant security against the Cove Project would rank subordinate to the security granted to the debenture holders; and

•the Company with a redemption right in respect of all of the outstanding Convertible Debentures which allows the Company to redeem, in its sole discretion, all of the outstanding Convertible Debentures for cash at a 104% premium of the outstanding principal, along with accrued interest up to the redemption date.

Orion Convertible Loan

On January 15, 2025, the Company completed the amendment and restatement of its convertible credit agreement (A&R Convertible Credit Agreement") with an affiliate of Orion, as described herein. As a result, the conditions relating to the deferral of gold and silver deliveries, and the extension of the Orion Convertible Loan (collectively, the "Waiver Agreements") required to be completed to-date have been satisfied.

Further to the A&R Convertible Credit Agreement, Orion and i-80 Gold have extended the maturity date of the A&R Convertible Credit Agreement by six months from December 13, 2025, to June 30, 2026, and have put certain security in place to secure the Company’s obligations under the A&R Convertible Credit Agreement. Additional security against the Company’s Ruby Hill and Granite Creek projects is required to be put in place by March 31, 2025. In connection with the extension of the A&R Convertible Credit Agreement, the Company has issued to Orion 5.0 million common share purchase warrants (the “2025 Orion Warrants”) with an exercise price of C$1.01 and an expiry date of January 15, 2029.

In addition, i-80 Gold and Orion have agreed to enter into an offtake agreement (the “Offtake Agreement”). The Offtake Agreement has similar terms to the Company's existing offtake agreement and commences once the current offtake agreement with Deterra Royalties Limited expires at the end of December 2028.

ATM Program

Subsequent to the period ended December 31, 2024, the Company issued 4.3 million common shares under the ATM Program for total gross proceeds of $2.5 million. As at March 27, 2025, the Company had issued a total of 26.7 million common shares under the ATM Program for total gross proceeds of $25.1 million.

Completed Preliminary Economic Assessments and Initial Assessments ("PEA") for Five Gold Projects

During the first quarter of 2025, the Company announced economic and operating highlights from preliminary economic assessments ("PEA") completed for five gold projects. These updated PEAs demonstrate the significant value of the Company's portfolio and support an updated mineral resource estimate. Technical reports for each project were filed on March 31, 2025 in accordance with S-K 1300 and Item 601 of Regulation S-K in the United States and in accordance with National Instrument 43-101 Standards for Disclosure of Mineral Projects in Canada("NI - 43-101").

Third-party Processing Agreements

The Company finalized third-party processing agreements in respect of toll milling as well as ore sales for refractory and oxide material, respectively. The Agreements remain in effect through to December 31, 2027. The Company is targeting to have the anticipated refurbishment of its Lone Tree autoclave facility complete by December 31, 2027 to allow for all material from the Company's underground mines to be processed at its autoclave facility.

DISCUSSION OF OPERATIONAL RESULTS

The Company owns and operates four past producing gold properties in Nevada, one of the largest gold producing regions in the world. During the year ended December 31, 2024, the Company continued to advance its gold properties which are currently at various stages of redevelopment following successful exploration programs at each of the four properties.

Granite Creek

The Granite Creek property includes the Granite Creek Underground Project, a fully permitted, constructed and operating mine and the Granite Creek open pit oxide deposit adjacent to the underground project, currently in the permitting stage. The Granite Creek Underground Project is the first company asset to be redeveloped and is currently ramping up to full production.

Gold was initially discovered at Granite Creek in the mid to late 1930’s and includes the former Pinson mine. Approximately one million ounces have been produced from the property since that time. The Granite Creek property is comprised of several land parcels which now encompass approximately 4,480 acres, located in the Potosi mining district, approximately 27 miles northeast of Winnemucca, within Humboldt County, Nevada. The seven-square miles of land contain all areas of past gold production and the area of mineral resources (underground and open pit).

Granite Creek		Three months ended December 31,		Year ended December 31,
Operational Statistics		2024	2023	2024	2023
Oxide mineralized material mined	tonnes	21,369	20,839	62,789	48,573
Sulfide mineralized material mined	tonnes	8,148	12,192	27,338	30,185
Total oxide and sulfide mineralized material mined	tonnes	29,517	33,031	90,127	78,758
Oxide mineralized material mined grade	g/t	13.02	10.88	11.60	12.28
Sulfide mineralized material mined grade	g/t	9.77	8.59	8.21	10.48
Low-grade mineralized material mined[1]	tonnes	29,305	19,492	72,111	46,260
Low-grade mineralized material grade[1]	g/t	3.08	3.11	3.03	3.06
Waste mined	tonnes	65,668	42,045	164,010	106,830
Total material mined	tonnes	124,489	94,568	326,248	231,848
Processed mineralized material[2]	tonnes	76,594	21,400	115,769	42,537
Gold ounces sold[3]	oz	5,583	11,382	10,961	16,502
Underground mine development (pre-development)	ft	691	959	3,762	3,194
Exploration drilling	ft	—	6,448	23,413	27,392

Financial Statistics		2024	2023	2024	2023
Mining cost (total mineralized material and waste)	$/t	99	100	126	124
Processing cost (processed mineralized material)	$/t	31	23	33	51
Site general and administrative (“G&A”) (total mineralized material mined4)	$/t	21	13	33	22
Royalties	$000s	593	430	2,507	905
Capital expenditure[5]	$000s	60	918	1,138	3,933
Pre-development expenditures	$000s	5,001	5,494	19,577	16,712
Exploration expenditures	$000s	490	1,533	4,851	3,694
1Low-grade mineralized material extracted as part of the mining process that is below cut-off grade but incrementally economic.
2Processed mineralized material consists of toll treated material and material placed under leach.
3Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 58% in 2024 (2023 - 56%).
4Total mineralized material mined consists of sulfide, oxide, and low-grade mineralized material.
5Capital expenditure based on accrual basis.

Mining rates and gold extraction for the year 2024 were below the anticipated levels due to an escalation in groundwater ingress into the underground working areas. This development adversely affected productivity and the pace of development. In response to the increased water ingress, the mine expanded pumping capacity, deepened an existing dewatering well, drilled a new dewatering well, and reconfigured the dewatering system to enhance the flow capacity to the water treatment facility. Water levels are dropping throughout the mining area and water ingress rates are anticipated to decrease in the near term. extraction rates are expected to ramp up to steady-state during the second half of 2025. Additional dewatering infrastructure upgrades will be completed in 2025. In early 2025 a predictive groundwater model was completed and the Company is utilizing this study to evaluate future dewatering needs.

The Company continues to encounter elevated levels of oxide mineralized material. A substantial portion of this lower-grade mineralized material has been deemed suitable for processing via heap leach at the Company's Lone Tree heap leach facility. During the quarter, 1,261 ounces were processed and sold from the Lone Tree heap leach facility. Additionally, during the three months ended in December 31, 2024, 30,911 tonnes of sulfide mineralized material were processed under the toll milling agreement. As at December 31, 2024, sulfide mineralized material of approximately 13,000 tonnes were on the stockpile to be processed in 2025.

Capital expenditures for the year were primarily related to mining equipment.

Pre-development expenditures are for underground development work, definition drilling and dewatering well costs.
1
During the fourth quarter, Management began a process to update the technical reports for both the Granite Creek underground and open pit projects which were completed during the first quarter of 2025. An infill drilling program is planned to be completed in 2025 to upgrade resources to a feasibility study level. Permitting activities associated with the Granite Creek open pit expansion are planned to begin in early 2025 with the initial focus on required baseline field studies. Federal National Environmental Policy Act ("NEPA") and State of Nevada permitting is anticipated to take approximately three years.

During the three months ended December 31, 2024, the Company paused its drilling program in favor of developing an underground exploration drift. The development of an exploration drift at Granite Creek Underground commenced in the fourth quarter of 2024. This drift will provide access for infill drilling from underground in the South Pacific Zone.

1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 58% in 2024 (2023 - 56%).

Ruby Hill

During the 1990’s, an ore body was discovered, which became the Archimedes pit. Later discoveries included the Ruby Deeps sulfide deposit with the most recent discovery of the Hilltop zone. The Ruby Hill property is located within the Battle Mountain-Eureka trend, a northwest-trending geological belt located in north-central Nevada.

Ruby Hill includes the Archimedes Underground Project, the Mineral Point open pit heap leach project, as well as several base metal deposits. The Archimedes Underground Project is expected to be the Company's second underground mine. Mineral Point is a large oxide gold and silver deposit with the potential to become the Company’s largest gold producing asset. Processing infrastructure at Ruby Hill includes a primary crushing plant, grinding mill, leach pad, and carbon-in-column circuit, as well as associated mining infrastructure. Some of the existing facilities are expected to be utilized for Mineral Point, however new crushing, a Merrill Crowe plant and heal leach facilities will be required.

The federal permit has been received from the Bureau of Land Management, with the Nevada state permits expected during the second quarter 2025. The timeframe to first production is approximately 14 months in duration from the commencement of portal blasting which will commence once the state permit is approved. In the meantime, the Company is leaching the historic leach pads, which provides minor amounts of gold extraction.

Permitting for Archimedes underground continued in the fourth quarter of 2024. During the first quarter of 2025 the Company received the record of decision from the BLM for the commencement of the underground portals. Associated state permits are still in process and are expected to be received in the second quarter of 2025. Construction of the surface facilities and associated infrastructure commenced in the fourth quarter of 2024 and will carry into the first half of 2025. Underground construction activities are expected to begin in the third quarter of 2025. The Mineral Point deposit drill program is expected to begin in the third quarter of 2025 to support geotechnical, metallurgical and hydrology studies for baseline data to advance the permitting and technical reports for Mineral Point.

Ruby Hill		Three months ended December 31,		Year ended December 31,
Operational Statistics		2024	2023	2024	2023
Gold ounces sold	oz	1,611	1,862	3,618	6,643
Exploration drilling	ft	—	18,804	4,032	93,488

Financial Statistics		2024	2023	2024	2023
Mining cost	$/oz	—	—	—	11
Processing cost (processed oz)	$/oz	721	583	1,245	809
Site G&A (processed oz)	$/oz	477	296	847	347
Royalties	$000s	126	106	252	356
Capital expenditure[1]	$000s	289	112	407	142
Pre-development expenditures	$000s	557	273	1,112	1,269
Exploration expenditures	$000s	134	1,766	684	15,794
1Capital expenditure based on accrual basis.

During the three and twelve months ended December 31, 2024, the Company continued to recover ounces from the heap leach pads at Ruby Hill. The volume of ounces sold was lower than the prior year comparable periods due to the continued decline in leachable ounces. The Company will continue to recover ounces from the leach pads at Ruby Hill as long as it is economical to do so.

There was minimal spending on capital expenditures for the three and twelve months. During the fourth quarter, the Company prepared a preliminary economic assessment on the Archimedes Underground Project and Mineral Point open pit project which was finalized in the first quarter of 2025.

Exploration spending for the three and twelve months were related to metallurgical tests and drilling for metallurgical samples on the base metal deposits.

Permitting and technical study advancement of the base metal deposits at Ruby Hill including Hilltop and Blackjack have been suspended for the foreseeable future as the Company focuses on ramping up, permitting and developing the Company's three underground and two open pit oxide gold projects through the balance of the decade. As a result of the adoption of the new gold-focused strategy, the base metal joint venture, which the Company had been advancing previously, has been terminated.

Cove Project

Modern exploration for copper and gold in the McCoy Mining District started in the 1960s. The Cove Project is a high-grade underground development project and is expected to be the Company's third underground mine. It covers 30,923 acres and is located 32 miles south of the town of Battle Mountain, in the Fish Creek Mountains of Lander County, Nevada, and lies within the McCoy Mining District. The Cove Project is, for the most part, on land controlled by the U.S. Department of Interior, Bureau of Land Management ("BLM") and patented mining claims and consists of 1,535 100%-owned unpatented claims and twelve leased patented claims.

The draft plan of operations has been submitted to the BLM and the baseline permitting work is largely in the process of being finalized. In 2024, the Company focused on updating their existing permits related to water pollution control and land reclamation to ensure compliance with environmental regulations and maintaining operational standards. Additionally, a new air quality operating permit application will be submitted to the regulatory agency. This new permit is essential for regulating and controlling the emissions and pollutants released into the air by the site, thereby ensuring that the operations meet air quality standards set by regulatory authorities. Management is targeting the submittal of an Environmental Impact Statement in mid-2025, which will be required primarily due to the significant project disturbance acres and impact on water. The preparation and submission of these permitting documents are anticipated to be a key priority in the first half of 2025.

Cove		Three months ended December 31,		Year ended December 31,
Operational Statistics		2024	2023	2024	2023
Exploration drilling	ft	26,533	13,102	78,776	61,150

Financial Statistics		2024	2023	2024	2023
Pre-development expenditures	$000s	444	2,443	2,991	6,470
Exploration expenditures	$000s	2,854	1,393	8,994	13,137

Parallel to the permitting process, an infill drill program is nearing completion to expand mineral resources as well as engineering work to complete a feasibility study expected in 2025. Underground delineation drilling continued during the fourth quarter on the Helen the CSD and Gap deposits with two core rigs, completing 26,533 feet of core drilled bringing total drilling over the course of the infill campaign to approximately 78,776 feet. A further 15,000 feet of drilling is planned into the first quarter of 2025 to complete the program. The 2024/2025 drill program will be included in a planned updated feasibility study.

Lone Tree Project

The Lone Tree project is a historic producing mine that completed mining operations in 2006. The development project is located within the Battle Mountain-Eureka Trend, midway between the Company's Granite Creek property and Cove underground project. The property consists of the past-producing Lone Tree mine and processing facility, as well as the nearby Buffalo Mountain deposit and the Brooks open pit mine, which is currently on care and maintenance. Processing infrastructure at Lone Tree includes an autoclave, carbon-in-leach mill, flotation mill, heap leach facility, assay lab and gold refinery, tailings dam, waste dumps and several buildings, including a warehouse, maintenance shop and administration building. The Company anticipates these facilities will support the development of all its mining projects.

The focus at Lone Tree is a feasibility study to evaluate the refurbishment of the autoclave facility with the intention of processing sulfide ore from the three underground mines (Granite Creek, Archimedes and Cove) in support of the Company's regional hub-and-spoke mining and processing strategy. Management continues to review the value engineering studies in preparation for the feasibility study which is expected to be completed in the third quarter of 2025.

The Lone Tree open pit is expected to remain in inventory into the 2030’s as the Company focuses ramp up, permitting and development of its three underground mines and two open pit oxide mines.

At the Company's Lone Tree property, the continued leaching of the historic leach pad is producing a reasonable amount of gold. The Company plans to continue to recover ounces from the Lone Tree leach pads as long as it is economical to do so.

Lone Tree		Three months ended December 31,		Year ended December 31,
Operational Statistics		2024	2023	2024	2023
Gold ounces sold	oz	1,859	1,087	6,948	6,225

Financial Statistics		2024	2023	2024	2023
Processing cost (processed oz)	$/oz	504	1,134	663	875
Site G&A (processed oz)	$/oz	118	211	189	231
Capital expenditure[1]	$000s	184	267	762	13,162
1Capital expenditure based on accrual basis.

Capital expenditures for the three and twelve months were related to general infrastructure in sustaining the operations and activities at Lone Tree. Spending in 2023 was related to the technical work on the refurbishment of the autoclave processing plant.

DISCUSSION OF FINANCIAL RESULTS

	Three months ended December 31,		Year ended December 31,
(in thousands of USD)	2024	2023	2024	2023

Revenue	23,228	25,837	50,335	54,910
Cost of sales	(20,939)	(21,878)	(64,569)	(52,852)
Depletion, depreciation and amortization	(486)	(1,613)	(1,489)	(7,202)
Gross profit (loss)	1,803	2,346	(15,723)	(5,144)

Expenses
Exploration, evaluation and pre-development	9,406	14,319	38,430	61,091
General and administrative	6,346	5,459	20,773	21,638
Property maintenance	3,592	3,012	14,161	13,080
Loss from operations	(17,541)	(20,444)	(89,087)	(100,953)

Other income and expenses, net	8,094	(8,411)	2,003	35,421
Interest expense	(7,944)	(8,051)	(32,951)	(27,336)
Loss before income taxes	(17,391)	(36,906)	(120,035)	(92,868)

Current tax expense	—	(228)	—	(228)
Deferred tax (expense) recovery	(339)	1,081	(1,498)	3,442
Net loss for the period	(17,730)	(36,053)	(121,533)	(89,654)
Financial results for the three months ended December 31, 2024

Revenue

Revenue for the three months ended December 31, 2024 was $23.2 million, a decrease of 10% from $25.8 million in the comparative prior year period. During the three months ended December 31, 2024, gold ounces sold1 totaled 9,053 ounces at an average realized gold price2 of $2,560 per ounce compared to gold ounces sold1 of 14,331 at an average realized gold price1 of $1,989 per ounce during the same period of 2023. The lower revenue was driven by lower gold ounces sold partially offset by higher price.

	Three months ended December 31,
Spot price per ounce of gold ($)	2024	2023	% Change
Average	2,660	1,976	35%
Low	2,567	1,819	41%
High	2,778	2,078	34%
Average realized	2,560	1,989	29%
Cost of sales
Cost of sales for the three months ended December 31, 2024 was $20.9 million, which was a decrease of 4% from cost of sales of $21.9 million in the comparative prior year period due to lower sales volumes, offset by higher cost from underground dewatering efforts at the Granite Creek.
Depreciation, depletion and amortization
Depreciation, depletion, and amortization expense for the three months ended December 31, 2024 was $0.5 million, a decrease compared to $1.6 million from the prior year period. The lower expense in 2024 is due to the majority of the processing equipment being fully depreciated at Ruby Hill in 2023.
1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 58% in 2024 (2023 - 56%).
2This is a Non-GAAP Measure; please see “Non-GAAP Measures” section.

Exploration and pre-development expenses

	Three months ended December 31,
(in thousands of USD)	2024	2023
Granite Creek	490	1,533
Ruby Hill	134	1,766
Cove	2,854	1,393
Other	(82)	1,402
Total exploration and evaluation	3,396	6,094

Granite Creek	5,001	5,494
Cove	444	2,443
Ruby Hill	557	273
Other	8	15
Total pre-development	6,010	8,225
Total exploration and evaluation and pre-development	9,406	14,319

For the three months ended December 31, 2024, the company incurred $9.4 million of exploration, evaluation and pre-development expenses, 34% lower compared to the three month period ended December 31, 2023 due to the infill drilling program at Granite Creek being deferred until an underground drill platform is constructed and no planned exploration at Ruby Hill during the period. Drilling at Granite Creek will transition from surface to underground as a result of inability to complete directional drilling due to poor ground conditions from surface. Underground drilling is anticipated to resume once the underground exploration drift is completed in 2025. Cove pre-development expenditures were lower in the current quarter compared to the prior year quarter as the work was largely completed in 2024.
Other income (expense)

	Three months ended December 31,
(in thousands of USD)	2024	2023
Gain (loss) on convertible loan derivatives	3,375	(2,204)
Gain (loss) on warrants	8,293	(846)
Loss on Silver Purchase derivative	(3,318)	(1,274)
Loss on Gold Prepay derivative	(77)	(4,528)
Loss on deferred consideration	—	(150)
(Loss) gain on foreign exchange	(706)	5
Gain on sales from Gold Prepay	—	23
Interest income on restricted cash	369	489
Other income	158	74
Total other income (expense)	8,094	(8,411)
Gain and loss on revaluation of the fair value of warrants and convertible loan derivatives were driven by changes in the Company’s share price during the period.
Gold Prepay and Silver Purchase Agreement are driven by changes in the gold and silver forward prices during the period.

Gain on sale of gold for the Gold Prepay was due to changes of the realized gold price compared to the pricing at inception of the agreement.

Interest Expense

	Three months ended December 31,
(in thousands of USD)	2024	2023
Interest accretion on Gold Prepay	2,395	2,953
Interest accretion on Convertible Loans	2,887	2,513
Interest accretion on Convertible Debentures	1,580	1,375
Interest accretion on Silver Purchase Agreement	717	917
Amortization of finance costs	362	296
Interest paid	3	(3)
Total interest expense	7,944	8,051

Interest expense for the three months ended December 31, 2024 was $7.9 million was comparable to the three months ended December 31, 2023.
Financial results for the year ended December 31, 2024
Revenue

Revenue for the year ended December 31, 2024 was $50.3 million, a decrease of 8% from $54.9 million in the comparative prior year. During the year ended December 31, 2024, gold ounces sold1 totaled 21,527 ounces at an average realized gold price2 of $2,332 per ounce, compared to 29,370 at an average realized gold price1 of $1,956 per ounce during the same period of 2023. The lower revenue was primarily driven by lower ounces sold at the Granite Creek project due to the build up of stockpiled mineralized material while the toll milling agreement is under negotiation, partially offset by higher average realized gold price1.

	Year ended December 31,
Spot price per ounce of gold ($)	2024	2023	% Change
Average	2,387	1,943	23%
Low	1,985	1,811	10%
High	2,778	2,078	34%
Average realized	2,332	1,956	19%
Cost of sales
Cost of sales for the year ended December 31, 2024 was $64.6 million, which was an increase of 22% from cost of sales of $52.9 million in the comparative prior year, largely related to higher inventory impairment of $13.1 million and higher cost due to underground dewatering efforts at the Granite Creek mine.

Depreciation, depletion and amortization

Total depreciation, depletion, and amortization expense for the year ended December 31, 2024 was $1.5 million, a decrease compared to $7.2 million from the prior year. The lower depreciation in 2024 is due to the majority of the processing equipment being fully depreciated at Ruby Hill in 2023.
1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 58% in 2024 (2023 - 56%).
2This is a Non-GAAP Measure; please see “Non-GAAP Measures” section.

Exploration and pre-development expenses

	Year ended December 31,
(in thousands of USD)	2024	2023
Granite Creek	4,851	3,694
Ruby Hill	684	15,794
Cove	8,994	13,137
Other	172	3,791
Total exploration and evaluation	14,701	36,416

Granite Creek	19,577	16,712
Cove	2,991	6,470
Ruby Hill	1,112	1,269
Other	49	224
Total pre-development	23,729	24,675
Total exploration and evaluation and pre-development	38,430	61,091

For the year ended December 31, 2024, the Company incurred $38.4 million of exploration, evaluation and pre-development expenses compared to $61.1 million of expenses for year ended December 31, 2023. The lower exploration expense for the year ended December 31, 2024 was result of the Company pausing activities at Ruby Hill during the due diligence exclusivity period for the potential joint-venture partner which resulted in a decrease of $15.3 million and $3.4 million lower spending related to the Ruby Hill and FAD project, respectively. Pre-development expense was lower by $0.9 million than the prior year largely due to the completion of the exploration ramp at McCoy-Cove in 2023, partially offset by increases in development at Granite Creek.
Other income

	Year ended December 31,
(in thousands of USD)	2024	2023
Gain on Convertible Loan derivatives	11,799	21,852
Gain on warrants	8,981	16,686
Loss on Gold Prepay derivative	(7,990)	(4,591)
Loss on Silver Purchase Agreement derivative	(9,897)	—
Gain on investments	—	997
(Loss) gain on sales from Gold Prepay	(3,975)	569
Loss on foreign exchange	(33)	(27)
Loss on deferred consideration	(102)	(1,552)
Interest income on restricted cash	1,709	1,568
Other income (expense)	1,511	(81)
Total other income	2,003	35,421
The gain on the valuation of the fair value of warrants and the convertible loan conversion option derivatives were driven by an changes in the Company’s share price during the year.

The loss on the valuation of the derivatives of the Gold Prepay and Silver Purchase Agreements were driven by gold and silver forward price increases during the year.
The (loss) gain on sales from Gold Prepay was due to changes of the realized gold price compared to the price at inception of the agreement.

The gain on investments recorded were related to the Company’s investment in Paycore in the prior year fourth quarter.

Interest Expense

	Year ended December 31,
(in thousands of USD)	2024	2023
Interest accretion on Convertible Loans	11,091	9,456
Interest accretion on Gold Prepay	11,052	8,867
Interest accretion on Silver Purchase Agreement	3,125	3,427
Interest accretion on Convertible Debentures	5,841	4,557
Amortization of finance costs	1,386	996
Interest paid	456	33
Total finance expense	32,951	27,336

Interest expense for the year ended December 31, 2024 was $33.0 million, an increase of $5.6 million compared to the year ended December 31, 2023, primarily due to compounded interest expense on the convertible loans, a full year of interest accrued on the convertible debentures compared to a partial period in 2023, and the inclusion of a full year of interest accretion on the gold prepay for the $20 million accordion that was entered into in September of 2023.

DISCUSSION OF FINANCIAL POSITION
Balance Sheet Review
Assets
Cash and cash equivalents increased by $2.7 million from $16.3 million at December 31, 2023 to $19.0 million as at December 31, 2024. Refer to the Liquidity and Capital Resources section below for further details.

Inventory has increased to $15.3 million as at December 31, 2024 from $11.4 million as at December 31, 2023 due to mineralized material in stockpiles as the NGM toll milling expired on September 30, 2024. This agreement was finalized subsequent to the current year-end. Refer to the discussion in the section Events after December 31, 2024 - Third Party Processing Agreements.

Property, plant and equipment increased from $569.4 million at December 31, 2023 to $572.4 million as at December 31, 2024, the increase was mainly due to $1.1 million in mining equipment at the Granite Creek property.

Restricted cash decreased from $44.5 million at December 31, 2023 to $40.3 million as at December 31, 2024, primarily due to a $6.0 million release of collateral on the surety bonds related to closure obligations at the Lone Tree property.
Liabilities
Total liabilities as at December 31, 2024 was $315.0 million compared to $309.0 million as at December 31, 2023 due to higher reclamation liabilities due to changes in estimate.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook

	Year ended
(in thousands of USD)	December 31, 2024	December 31, 2023
Cash and cash equivalents	19,001	16,277
Working capital	(31,746)	(25,352)

Changes in cash and cash equivalents are discussed in the cash flow section. Working capital has remained consistent from the prior comparative year end.

The Company through its recapitalization plan discussed in the Strategic Overview continues to work toward a restructuring of the scheduled deliveries under the Gold Prepay and Silver Purchase Agreement in 2025, which will provide the necessary liquidity to execute on its recapitalization and refinancing plan. In the short term the Company plans to meet its liquidity requirements by deferring non-essential costs until such time as additional capital is sourced to fund the development plan. The Company will need to raise additional capital for both its short-term and long-term requirements. Further details are described in the Outlook section for events that occurred after December 31, 2024.

The Company's ability to make scheduled payments of the principal of, to pay interest on or to refinance its indebtedness depends on the Company's future performance, which is subject to economic, financial, competitive and other factors, many of which are not under the control of the Company. Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due, including, among others, debt repayments, interest payments and contractual commitments.

The Company may not continue to generate cash flow from operations in the future sufficient to service the debt and make necessary capital expenditures. If the Company is unable to generate such cash flow, it may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. The Company's ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time. The Company may not be able to engage in any of these activities, or engage in these activities on desirable terms, which could result in a default on its debt obligations.

In addition, the Company's arrangements with Orion and Sprott and the Convertible Debentures require the Company to satisfy various affirmative and negative covenants and, in the case of the arrangements with Orion and Sprott, to meet certain financial ratios and tests. These covenants limit, among other things, the Company's ability to incur further indebtedness, create certain liens on assets, or engage in certain types of transactions. There are no assurances that the Company will not, as a result of such covenants, be limited in its ability to respond to changes in its business or competitive activities, or be restricted in its ability to engage in mergers, acquisitions or dispositions of assets. Furthermore, a failure to comply with such covenants could result in an event of default under any debt instruments, which may allow the lenders thereunder to accelerate repayment obligations or enforce security, if any.

Debt

	Year ended
	December 31, 2024	December 31, 2023
Orion Convertible Loan	57,121	46,764
Sprott Convertible Loan	5,459	8,288
Convertible Debentures	73,450	66,940
Gold Prepay	31,718	42,176
Silver Purchase Agreement	23,574	29,662
Other	75	282
Total	191,397	194,112

Convertible Debentures

The Convertible Debentures bear interest at a fixed rate of 8.0% per annum and will mature on February 22, 2027. Outstanding amounts under the Convertible Debentures are convertible into common shares of the Company at any time prior to maturity at the option of the lender (a) in the case of the outstanding principal, $3.38 per common share, and (b) in the case of accrued and unpaid interest at the market price of the common shares at time of the conversion of such interest. As at December 31, 2024, total principal and accrued interest was $75.4 million.

On February 28, 2025, the Company entered into a supplemental indenture to effect certain amendments to the Indenture. For further information on the amendments, refer to the Overview section- Event after December 31, 2024 - Convertible Debentures, above.

Orion Convertible Loan

The Orion Convertible Loan bears interest at a rate of 8.0% annually and had a previous maturity of December 13, 2025. As at December 31, 2024, total principal and accrued interest was $63.9 million.

On January 15, 2025, the Company amended and restated its convertible credit agreement with Orion and entered into the A&R Convertible Credit Agreement. As a result, the conditions relating to the deferral of gold and silver deliveries, and the extension of the Orion Convertible Loan (collectively, the "Waiver Agreements") required to be completed to-date have been satisfied.

Further to the A&R Convertible Credit Agreement, Orion and i-80 Gold have extended the maturity date of the A&R Convertible Credit Agreement from December 13, 2025, to June 30, 2026, and have put certain security in place to secure the Company’s obligations under the A&R Convertible Credit Agreement. Additional security against the Company’s Ruby Hill and Granite Creek projects was put in place on March 31, 2025. See additional discussion in the Gold Prepay and Silver Purchase Agreement deferral section below.

Sprott Convertible Loan

The Sprott Convertible Loan bears interest at a rate of 8.0% annually and matures on December 9, 2025. As at December 31, 2024, total principal and accrued interest is $5.9 million. The Sprott Convertible Loan contains a change of control feature, a conversion feature, and a forced conversion feature. The change of control feature and conversion feature are considered embedded derivatives by the Company and classified as derivative financial liabilities measured at fair value.

Gold Prepay

On December 13, 2021, the Company entered into a gold prepay agreement with Orion. In April 2022, the Gold Prepay was amended to adjust the quantity of the quarterly deliveries of gold, but not the aggregate amount of gold, to be delivered by the Company to Orion over the term of the Gold Prepay. Under the terms of the amended Gold Prepay, in exchange for $41.9 million, the Company was required to deliver to Orion 3,100 ounces of gold for the quarter ending June 30, 2022, and thereafter, 2,100 ounces of gold per calendar quarter until September 30, 2025, for aggregate deliveries of 30,400 ounces of gold.

On September 20, 2023, the Company entered into the A&R Gold Prepay with Orion pursuant to which the Company received aggregate gross proceeds of $20.0 million (the "2023 Gold Prepay Accordion") structured as an additional accordion under the existing Gold Prepay. The 2023 Gold Prepay Accordion will be repaid through the delivery by the Company to Orion of 13,333 ounces of gold over a period of 12 quarters, being 1,110 ounces of gold per quarter over the delivery period with the first delivery being 1,123 ounces of gold. The first delivery will occurred on March 31, 2024, and the last delivery will occur on December 31, 2026.

As of December 31, 2024, the Company had delivered 25,343 ounces of gold towards the Gold Prepay with Orion, leaving 18,390 ounces of gold remaining to be delivered under the agreement. The current portion of the liability is $23.6 million as of December 31, 2024. The embedded derivative for the Gold Prepay agreement was $9.7 million as of December 31, 2024.

Silver Purchase Agreement

On December 13, 2021, in exchange for $30.0 million, the Company entered into a silver purchase and sale agreement with Orion ("Silver Purchase Agreement"). Under the Silver Purchase Agreement, commencing April 30, 2022, the Company will deliver to Orion 100% of the silver production from the Granite Creek and Ruby Hill projects until the delivery of 1.2 million ounces of silver, after which the delivery will be reduced to 50% until the delivery of an aggregate of 2.5 million ounces of silver, after which the delivery will be reduced to 10% of the silver production solely from Ruby Hill Project. Orion will pay the Company an ongoing cash purchase price equal to 20% of the prevailing silver price. Until the delivery of an aggregate of 1.2 million ounces of silver, the Company is required to deliver the following minimum amounts of silver ("the Annual Minimum Delivery Amount") in each calendar year: (i) in 2022, 300,000 ounces, (ii) in 2023, 400,000 ounces, (iii) in 2024, 400,000 ounces, and (iv) in 2025, 100,000 ounces. In the event that in a calendar year the amount of silver delivered under the Silver Purchase Agreement is less than the Annual Minimum Delivery Amount, the Company shall make up such difference (the “Shortfall Amount”) by delivering on or before the fifteenth day of the month immediately following such calendar year (the "Delivery Deadline"). At the Company’s sole option, the obligation to make up the Shortfall Amount to Orion may be satisfied by the delivery of refined gold instead of refined silver, at a ratio of 1/75th ounce of refined gold for each ounce of refined silver. The Silver Purchase Agreement was funded April 2022.

During the second quarter of 2024, the Company delivered 394,605 ounces of silver to Orion in full satisfaction of the 2023 Shortfall Amount. For the year ended December 31, 2024, the Company incurred costs of $8.4 million in relation to silver delivered under the Silver Purchase Agreement. As of December 31, 2024, the Company had delivered 701,554 ounces of silver towards the Silver Purchase Agreement with Orion. The current portion of the liability is $8.7 million as of December 31, 2024 which represents 498,446 ounces of silver. The embedded derivative for the Silver Purchase Agreement was $8.0 million as of December 31, 2024.

Gold Prepay and Silver Purchase Agreement deferral

The Gold Prepay delivery scheduled for December 31, 2024, and the Silver Purchase Agreement delivery scheduled for January 15, 2025, were deferred to March 31, 2025. In connection with the gold and silver delivery deferrals and the extension to the Orion Convertible Loan (collectively, the “Waiver Agreements”), i-80 Gold issued Orion five million common share purchase warrants priced at C$1.01 as January 15, 2025. The 2025 Orion Warrants have a four-year term. In addition, i-80 Gold and Orion entered into an offtake agreement (the “Offtake Agreement”). The Offtake Agreement has similar terms to the existing agreement with Deterra Royalties Limited and will commence once the current offtake agreement expires at the end of December 2028. As amended by the Waiver Agreements there was a requirement to satisfy minimum cash requirements through March 31, 2025. The Company has satisfied the minimum cash requirements through March 31, 2025. Further details are described in the Outlook section for events that occurred after December 31, 2024.
Equity

Outstanding share data	As of March 28, 2025
Common Shares	443,358,811
Warrants	52,929,682
Stock Options	9,223,290
Restricted Share Units ("RSU")	8,626,380
Deferred Share Units ("DSU")	848,704

Share Capital

During the year ended December 31, 2024, the Company issued the following shares:

Share issuance	Shares issued	Gross Amounts
	(000s)	($000s)
Brokered placement	69,698	74,644
Private placement	13,064	17,436
ATM Program	22,408	22,559
Granite Creek contingent payments	2,727	3,564
Shares issued in relation to convertible loan	2,128	2,463
Exercise of stock options	1,259	2,164
	111,284	122,830

•Brokered Placement - On May 1, 2024, the Company completed a bought deal public offering of an aggregate of 69.7 million Units at a price of C$1.65 per Unit for aggregate gross proceeds to the Company of approximately $83.5 million (C$115 million). Each Unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant of the Company. The Company incurred $4.5 million in transaction costs in connection with the offering, of which $4.1 million was allocated to shares issued and presented as a reduction to share capital within the statement of changes in equity. The warrants were recorded at an initial fair value of $8.9 million with the remaining

•Private Placement of Common Shares - In the first quarter of 2024, the Company completed a non-brokered private placement of common shares. An aggregate of 13.1 million shares were issued by the Company at a price of C$1.80 per common share for aggregate gross proceeds of $17.4 million (C$23.5 million).

•ATM Program - During the year ended December 31, 2024, the Company issued 22.4 million common shares under the ATM Program at a weighted average share price of $1.01 per common share for total gross proceeds of $22.6 million. Transaction costs incurred of $0.6 million are presented as a reduction to share capital. As at March 31, 2024, 26.7 million shares were issued for gross proceeds of $25.1 million under the ATM Program since the inception.

•The ATM Program was effective until the filing of the Company's annual 10-K on March 31, 2025. As the Annual Report on Form 10-K has now been filed, the Company is required to file a new registration statement for purposes of qualifying any future prospectus issuance of securities in the United States. The Company was in trading blackout from February 14, 2025 and elected not to reactivate the ATM Program.

•Contingent Payment - On February 9, 2024, the Company issued 1.6 million common shares to Waterton at a price of C$1.80 as partial consideration of the contingent value rights payment related to Granite Creek due upon production of the first ounce of gold (excluding ordinary testing and bulk sampling programs) following a 60 consecutive day period where gold prices have exceeded $2,000 per ounce.

•On March 20, 2024, the Company issued 1.1 million common shares to Waterton at a price of C$1.73 as partial consideration of the contingent value rights payment related to Granite Creek, as further described in Note 6 (a) of the Financial Statements.

•On October 31, 2024, the Company issued common shares in connection with Sprott's conversion of $3.6 million in principal and $0.9 million in interest under the Sprott Convertible Loan.

Share Warrants

Warrant liability as at December 31, 2024 was $4.6 million (2023 - $4.5 million)

•In connection with the Orion financing package the Company completed during the fourth quarter of 2021, the Company issued 5.5 million common share purchase warrants exercisable at C$3.275 per share with an exercise period until December 13, 2024. On September 20, 2023, in connection with the Gold Prepay the Company extended the expiry date by an additional twelve months to December 13, 2025.

•In connection with the Paycore acquisition in 2023 the Company issued a total of 3.8 million common share purchase warrants for Paycore warrants outstanding on the date of acquisition. The replacement warrants were comprised of 0.2 million common share purchase warrants at an exercise price of C$2.40 per common share until February 9, 2025 (now expired), and 3.3 million common share warrants at an exercise price of

C$4.02 per common share until May 2, 2025. The initial fair value of the warrants recognized on inception was $2.7 million and at December 31, 2024 was $0.1 million.

•In connection with the Gold Prepay entered into during the third quarter of 2023, the Company issued 3.8 million common share warrants exercisable at C$3.17 per share with an exercise period until September 20, 2026.

•In connection with the Silver Purchase Extension Agreement entered into during the first quarter of 2024, the Company issued 0.5 million common share warrants exercisable at C$2.72 per share with an exercise period until January 24, 2028. The warrants include a four month hold period.

•As part of the Brokered Placement, 34.8 million warrants were issued, exercisable to acquire one common share of the Company for a period of 48 months from closing of the Offering at an exercise price of C$2.15 per share. On May 1, 2024, share purchase warrants commenced trading on the TSX under the symbol "IAU.WT".

Cash Flows

	Three months ended December 31,		Year ended December 31,
(in thousands of U.S. dollars, unless otherwise noted)	2024	2023	2024	2023
OPERATING ACTIVITIES
Net loss	$(17,730)	$(36,053)	$(121,533)	$(89,654)
Adjustments	1,967	19,088	41,119	3,745
Change in non-cash working capital	6,540	12,046	(2,087)	8,444
Cash used in operating activities	$(9,223)	$(4,919)	$(82,501)	$(77,465)

INVESTING ACTIVITIES
Capital expenditures on property, plant and equipment	(505)	(1,772)	(2,018)	(17,407)
Disposal proceeds	—	—	425	—
Net cash acquired in acquisition of Paycore Minerals Inc.	—	—	—	10,027
Purchase of investments	—	—	—	(894)
Cash used in investing activities	$(505)	$(1,772)	$(1,593)	$(8,274)

FINANCING ACTIVITIES
Proceeds from shares issued in brokered placement	—	—	83,500	—
Proceeds from shares issued in equity financing	—	—	17,436	27,693
Proceeds from shares issued in ATM Program	9,594	—	22,559	—
Net proceeds from Gold Prepay	—	—	—	18,932
Net proceeds on Convertible Debentures	—	—	—	61,906
Contingent payments	—	(10,000)	(1,436)	(21,000)
Principal repayment on Gold Prepay	—	(4,283)	(23,818)	(16,475)
Principal repayment on Silver Purchase Agreement	—	(35)	(8,387)	(5,725)
Share issue costs	(835)	(136)	(5,714)	(1,768)
Stock option and warrant exercises	49	2	983	1,949
Finance fees paid	(713)	—	(2,227)	—
Other	(32)	192	(229)	(148)
Cash provided by (used in) financing activities	$8,063	$(14,260)	$82,667	$65,364

Change in cash, cash equivalents and restricted cash during the period	(1,665)	(20,951)	(1,427)	(20,375)
Cash, cash equivalents and restricted cash, beginning of period	61,675	81,710	60,765	81,178
Effect of exchange rate changes on cash held	(720)	6	(48)	(38)
Cash, cash equivalents and restricted cash, end of period	$59,290	$60,765	$59,290	$60,765

Cash flows for the three months ended December 31, 2024

Cash used in operating activities for the three months ended December 31, 2024, was $9.2 million compared to $4.9 million cash used in operating activities in the comparative period in 2023. The $4.3 million increase in cash used in operating activities was primarily due to comparatively lower change in non-cash working capital.

Cash used in investing activities for the three months ended December 31, 2024 was $0.5 million compared to $1.8 million in the comparative period of 2023 which was primarily used to fund sustaining capital.

Cash provided by financing activities for the three months ended December 31, 2024 was $8.1 million compared to cash used in financing activities of $14.3 million in the comparative period of 2023. Cash provided by financing activities for the three months ended December 31, 2024, was primarily due to $9.6 million in ATM program proceeds. For the three months ended December 31, 2023, the Company made contingent payments and principal repayments for the Gold Prepay.

Cash flows for the year ended December 31, 2024

Cash used in operating activities for the year ended December 31, 2024, was $82.5 million compared to $77.5 million cash used in operating activities in the prior year. The increase of $5.0 million in cash used in operating activities for the year ended December 31, 2024 was due to higher gross loss before depreciation and a negative working capital change of $10.5 million partially offset by lower exploration, evaluation and pre-development expenses of $22.7 million.

Cash used in investing activities for the year ended December 31, 2024 was $1.6 million compared to $8.3 million in the prior year. Cash used in investing activities for the year ended December 31, 2024 was primarily driven by capital expenditures of $2.0 million. Cash used in investing activities for the year ended December 31, 2023 was primarily driven by $12.5 million from engineering and design work on the autoclave at Lone Tree and $3.9 million capital expenditures at Granite Creek, partially offset by cash acquired from the Paycore acquisition of $10.0 million.

Cash provided by financing activities for the year ended December 31, 2024 was $82.7 million compared to $65.4 million for the year ended December 31, 2023. Cash provided by financing activities for the year ended December 31, 2024 was higher than the prior year due to higher proceeds from equity issuances compared to the proceeds from the Gold Prepay, Silver Purchase Agreements and Convertible Debentures received in 2023. Additionally, contingent payments related to the Ruby Hill acquisition of $21.0 million were made in 2023. Partially offsetting the increase in cash provided by financing activities in the current year were higher principal repayments made for the Gold Prepay and Silver Purchase agreements.

COMMITMENTS AND CONTINGENCIES

The Company has described its commitments and contingencies in to Note 20 of the Financial Statements for the year ended December 31, 2024.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting policies and estimates used to prepare our financial statements are discussed with our audit committee as they are implemented on an annual basis. The were no significant changes in our critical accounting policies or estimates since December 31, 2023. For further details on the Company’s accounting policies and estimates, refer to the Company’s audited consolidated financial statements for the year ended December 31, 2024.

The preparation of these Consolidated Financial Statements requires management to make judgements, estimates and assumptions about the carrying amounts of assets and liabilities, disclosure of commitments and contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The determination of estimates requires the exercise of judgement based on various assumptions and other factors such as historical experience, current and expected economic conditions. Actual results could differ from these estimates. The significant judgements and estimates used in the preparation of these Consolidated Financial Statements that have a significant risk of causing a material adjustment to the carrying amount of assets and liabilities and earnings within the next financial year include:

Acquisitions

Determination of whether a group of assets acquired and liabilities assumed constitute the acquisition of a business or an asset may require the Company to make certain judgments as to whether or not the assets acquired and liabilities assumed include the inputs, processes and outputs necessary to constitute a business.

With regard to the acquisition of Paycore, the Company determined that the transaction should be accounted for as an asset acquisition. In such cases, the acquirer identifies and recognizes the individual identifiable assets acquired and liabilities assumed. The cost of the group is allocated to the individual identifiable assets and liabilities on the basis of their relative fair values at the date of purchase. Such a transaction or event will not give rise to recording goodwill. The Paycore transaction was recorded based on the total consideration paid for the assets. Total consideration paid in excess of the acquired assets’ fair values was attributable to the acquired mineral interests.

Valuation of financial instruments and derivatives

The fair value of financial instruments that are not traded in an active market are determined using valuation techniques. The Company uses its judgment to select a variety of methods and makes significant assumptions that are mainly based on market conditions existing at initial recognition and at the end of each reporting period. Refer to Note 21 for further details on the methods and significant assumptions used.

Reclamation liabilities

Management assesses the reclamation liabilities on acquisition, on an annual basis or when new information becomes available. This assessment includes the estimation of the future rehabilitation costs required based on the existing laws and regulations in each jurisdiction the Company operates in, the timing of these expenditures, and the impact of changes in the discount rate. The actual future expenditures may differ from the amount currently provided if the estimates made are significantly different than actual results or if there are significant changes in environmental and / or regulatory requirements in the future.

Valuation of Inventories

Finished goods, work-in-process and stockpile and mineralized material on leach pad are valued at the lower of cost and net realizable value ("NRV"). The assumptions used on mineralized material on leach pad are the amount of gold stacked that is expected to be recovered from the leach pad. The assumptions used in the valuation of work-in-process inventories include estimates of gold in the mill circuits. The determination of NRV involves the use of estimates. The NRV of inventories is calculated as the estimated price at the time of eventual sale based on prevailing and forecast metals prices less estimated future costs to convert the inventories into saleable form and associated selling costs. The NRV of inventories is assessed at the end of each reporting period. Changes in estimates of NRV may result in a write-down of inventories.

Impairment of long-lived assets

The Company assesses the carrying value of its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts of such assets may not be recoverable. Events or circumstances that could indicate that the carrying value of an asset may not be recoverable include, but are not limited to, significant adverse changes in the business climate including changes in future metal prices, significant changes to the extent or manner in which the asset is being used or its physical condition including significant decreases in production or mineral reserves, and significant decreases in the market price of the assets.

In evaluating long-lived assets for recoverability, estimates of undiscounted future cash flows of the Company's mines are used. Estimates of future cash flows are derived from current business plans which are developed using metal price assumptions; estimates of costs; resource, and exploration potential estimates, including timing and costs to develop and produce the material; and the use of discount rates in the measurement of fair value. These estimates generally rely on scientific and economic assumptions, which in some instances may not be correct, and could result in the expenditure of substantial amounts of money on a deposit before it can be determined whether or not the deposit contains economically recoverable mineralization.

Income taxes

The provision for income taxes which is included in the consolidated statements of operations and comprehensive loss and composition of deferred income tax liabilities included in the consolidated statements of financial position is based on factors such as tax rates in the different jurisdictions, changes in tax law and management’s assessment of future results and have not yet been confirmed by the taxation authorities. The Company does not recognize deferred tax assets where management does not expect such assets to be realized based on current forecasts.

In the event that actual results differ from these estimates, adjustments are made in future periods and changes in the amount of amount of deferred tax assets recognized may be required. These adjustments could materially impact the financial position and income (loss) for the period.

The utilization of U.S. net operating loss carryforwards, tax credit carryforwards, and recognized built-in losses may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code and state tax laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss carryforwards, tax credit carryforwards, and certain built-in losses upon an ownership change as defined under that Section. Generally, an ownership change may result from transactions that increase the aggregate ownership of certain shareholders in the Company’s stock by more than 50 percentage points over a three-year testing period. If the Company experiences an ownership change, an annual limitation would be imposed on certain of the Company’s tax attributes, including net operating losses and certain other losses, credits, deductions or tax basis. Based on management’s calculations, the Company does not expect any of its U.S. tax attributes to expire unused as a result of the Section 382 annual limitations. However, the annual limitations may impact the timeframe over which the net operating loss carryforwards can be used, potentially impacting cash tax liabilities in a future period. We continue to maintain a full valuation allowance on our U.S. net deferred tax assets since it is more likely than not that the related tax benefits will not be realized.

NON-GAAP FINANCIAL PERFORMANCE MEASURES

The Company has included certain terms or performance measures commonly used in the mining industry that are not defined under US GAAP in this document. These include adjusted loss, adjusted loss per share, and average realized price per ounce. Non-GAAP financial performance measures do not have any standardized meaning prescribed under US GAAP, and therefore, they may not be comparable to similar measures employed by other companies. The data presented is intended to provide additional information and should not be considered in isolation or as a substitute for measures prepared in accordance with US GAAP and should be read in conjunction with the Company's Financial Statements.

Definitions

"Average realized gold price” per ounce of gold sold is a non-GAAP measure and does not constitute a measure recognized by US GAAP Accounting Standards and does not have a standardized meaning defined by US GAAP Accounting Standards. It may not be comparable to information in other gold producers’ reports and filings.

Adjusted loss” and “adjusted loss per share” are non-GAAP measures that the Company considers to better reflect normalized earnings because it eliminates temporary or non-recurring items such as: gain (loss) on warrants, gain (loss) on convertible debentures and loans, gain (loss) on fair value measurement of gold and silver prepayment agreement, and inventory impairments. Adjusted loss per share is calculated using the weighted average number of shares outstanding under the basic calculation of earnings per share.

Average realized gold price per ounce of gold sold1

	Three months ended December 31,		Year ended December 31,
(in thousands of U.S. dollars, unless otherwise noted)	2024	2023	2024	2023
Nevada production
Revenue per financial statements	23,228	25,837	50,335	54,910
Processing costs net in revenues	—	2,797	—	2,797
Silver revenue	(53)	(124)	(125)	(255)
Gold revenue	23,175	28,509	50,210	57,452
Gold ounces sold[1]	9,053	14,331	21,527	29,370
Average realized gold price ($/oz)	2,560	1,989	2,332	1,956

Lone Tree
Revenue	5,028	2,233	16,534	12,324
Silver revenue	(53)	(32)	(82)	(51)
Gold revenue	4,975	2,201	16,452	12,273
Gold ounces sold	1,859	1,087	6,948	6,225
Average realized gold price ($/oz)	2,676	2,025	2,368	1,972

Ruby Hill
Revenue	4,177	3,771	8,409	12,896
Silver revenue	—	(92)	(43)	(204)
Gold revenue	4,177	3,679	8,366	12,692
Gold ounces sold	1,611	1,862	3,618	6,643
Average realized gold price ($/oz)	2,593	1,976	2,312	1,911

Granite Creek
Revenue	14,023	19,833	25,392	29,690
Processing costs net in revenues	—	2,797	—	2,797
Gold revenue	14,023	22,630	25,392	32,487
Gold ounces sold[1]	5,583	11,382	10,961	16,502
Average realized gold price ($/oz)	2,512	1,988	2,317	1,969

1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 58% in 2024 (2023 - 56%)

Adjusted loss1

Adjusted loss and adjusted loss per share exclude a number of temporary or one-time items detailed in the following table:

	Three months ended December 31,		Year ended December 31,
(in thousands of U.S. dollars, unless otherwise noted)(i)	2024	2023	2024	2023

Net loss	$(17,730)	$(36,053)	$(121,533)	$(89,654)
Adjust for:
Gain (loss) on Convertible Loans valuation	3,375	(2,204)	11,799	21,852
Gain (loss) on warrant valuation	8,293	(846)	8,981	16,686
Loss on on Gold Prepay derivative valuation	(77)	(4,528)	(7,990)	(4,591)
Loss on on Silver Purchase Agreement derivative valuation	(3,318)	(1,274)	(9,897)	—
Inventory NRV adjustment	(1,008)	(1,516)	(13,103)	(10,047)
Loss on contingent and deferred consideration	—	(150)	(102)	(1,552)
Total adjustments	7,265	(10,518)	(10,312)	22,348
Adjusted loss	$(24,995)	$(25,535)	$(111,221)	$(112,002)
Weighted average shares	396,433,803	297,350,856	359,206,859	274,057,213
Adjusted loss per share	$(0.06)	$(0.09)	$(0.31)	$(0.41)

CAUTIONARY STATEMENT ON FORWARD LOOKING STATEMENTS

Certain information set forth in this Annual Report on Form 10-K including but not limited to management's assessment of the Company's future plans and operations, the perceived merit of projects or deposits, and the impact and anticipated timing of the Company’s development plan and recapitalization plan, production guidance and outlook, the anticipated growth expenditures, the anticipated timing of permitting, production, project development or technical studies constitutes forward looking statements or forward-looking information within the meaning of applicable securities laws. All statements other than statements of historical fact are forward-looking statements. Often, but not always, forward-looking statements can be identified by the use of words such as "plans", "expects", "is expected", "budget", "scheduled", "estimates", "continues", "forecasts", "projects", "predicts", "intends", "anticipates" or "believes", or variations of, or the negatives of, such words and phrases, or state that certain actions, events or results "may", "could", "would", "should", "might" or "will" be taken, occur or be achieved. Readers are cautioned that the assumptions used in the preparation of information, although considered reasonable at the time of preparation, may prove to be inaccurate and, as such, reliance should not be placed on forward looking statements. The Company's actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements and, accordingly, no assurance can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what benefits, if any, that the Company will derive there from. By their nature, forward looking statements are subject to numerous risks and uncertainties, some of which are beyond the Company’s control, including general economic and industry conditions, volatility of commodity prices, title risks and uncertainties, ability to access sufficient capital from internal and external sources, the Company may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. The Company's ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time, currency fluctuations, construction and operational risks, licensing and permit requirements, environmental risks, competition from other industry participants, the lack of availability of qualified personnel or management, imprecision of mineral resource, or production estimates and stock market volatility. Please see “Risks Factors”in this Annual Report on Form 10-K for more information regarding risks regarding the Company. All forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K or as of the dates specified in such statements. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as required by applicable law.

Additional information relating to i-80 Gold can be found on i-80 Gold’s website at www.i80gold.com, SEDAR+ at www.sedarplus.ca, and on EDGAR at www.sec.gov/edgar.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company examines the various financial risks to which it is exposed and assesses the impact and likelihood of occurrence. These risks may include credit risk, liquidity risk, currency risk, interest rate risk and other risks. Where material, these risks are reviewed and monitored by the Board of Directors.

The Company's earnings and cash flows are subject to movements in foreign exchange rates, interest rates, commodity prices and our share price. The Company does not enter into derivative instruments to manage its risks.The following summarizes the types of market risks to which we are exposed and the risk management instruments used to mitigate them. As a Smaller Reporting Company, the Company is not required to provide the information required by Item 305 of Regulation S-K.

Foreign Exchange Risk

Foreign exchange risk is the risk that the value of financial instruments will fluctuate due to changes in foreign exchange rates. Currency risk arises when future commercial transactions and recognized assets and liabilities are denominated in a currency that is not the Company’s functional currency. The Company's foreign exchange risk is limited as it's operations are all in the US. The Company's main currency risk is related to equity issuances that can occur in Canadian dollars. The Company monitors the exchange rate fluctuations on a continuous basis and acts accordingly.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company holds primarily fixed rate debt which reduces exposure to interest rate risk.

Commodity Price Risk

Historically, gold prices have fluctuated widely and are affected by numerous external factors beyond the Company's control, including industrial and retail demand, central bank lending, sales and purchases of gold, forward sales of gold by producers and speculators, production and cost levels in major producing regions, short-term changes in supply and demand because of speculative hedging activities, confidence in the global monetary system, expectations of the future rate of inflation, the strength of the U.S. dollar (the currency in which the price of gold is generally quoted), interest rates, terrorism and war, the spread of communicable diseases and other global or regional political or economic events. Resource prices have fluctuated widely and are sometimes subject to rapid short-term changes because of speculative activities. The exact effect of these factors cannot be accurately predicted, but any one of, or any combination of, these factors may result in the Company not receiving an adequate return on invested capital and a loss of all or part of an investment in securities of the Company may result.
The Company is exposed to gold and silver metal price risk. Changes in gold price have a significant impact on earnings and cash flow. Gold and silver prices can change due to market factors such as U.S. dollar. Decreases in market price can affect the Company's assessment of Net realizable value for inventory valuation which could lead to potential write-downs. The below shows sensitivity on metal prices on the Company's derivatives.

Balance as at December 31, 2024	Unobservable input	Fair Value (000's)	Change in Fair Value (000s)
Assumption:			+/- 10%
Silver Purchase Agreement - silver price derivative	Change in forecast silver price	$(7,999)	$2,529
Gold Prepay - gold price derivative	Change in forecast gold price	$(9,665)	$4,515

Equity Price Risk
The Company's equity price risk is related to certain derivatives such as warrants, conversion options on its convertible debentures and convertible loans which which are fair valued every reporting period and influenced by the Company's share price. The revaluation of these derivatives are recorded in other income (expense).

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk through the management of its capital structure. Reference item 7, for discussions on liquidity and capital resources.

Credit Risk

Counterparty credit risk is the risk that the financial benefits of contracts with a specific counterparty will be lost if a counterparty defaults on its obligations under the contract. This includes any cash amounts owed to the Company by those counterparties, less any amounts owed to the counterparty by the Company where a legal right of offset exists and also includes the fair values of contracts with individual counterparties which are recorded in the Financial Statements.
(i)Trade credit risk
The Company closely monitors its financial assets and does not have any significant concentration of trade credit risk. The Company sells its products exclusively to large international financial institutions and other organizations with strong credit ratings. The historical level of customer defaults is negligible and, as a result, the credit risk associated with trade receivables is considered to be negligible. The trade receivable balance outstanding was $2.0 million at December 31, 2024 (December 31, 2023 - $4.2 million)
(ii)Cash
In order to manage credit and liquidity risk the Company invests only in highly rated investment grade instruments that have maturities of 90 days or less and which are liquid after 30 days or less into a known amount of cash. Limits are also established based on the type of investment, the counterparty and the credit rating. The credit risk on cash and cash equivalents is therefore negligible.
(iii) Surety Bonds
The Company has outstanding surety bonds in the amount of $132.8 million as financial support for environmental reclamation and exploration permitting which is secured by restricted cash.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
i-80 Gold Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of i-80 Gold Corp (a British Columbia, Canada corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit and current operating losses. These conditions, along with other matters as set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB.

Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Salt Lake City, Utah
March 31, 2025

CONSOLIDATED BALANCE SHEETS
(Stated in thousands of United States Dollars, except for share data)

	Note	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents		$19,001	$16,277
Receivables, net		3,273	4,316
Inventory	4	15,331	11,387
Prepaids and deposits		3,421	4,631
Current portion of other assets		1,278	3,202
Total current assets		42,304	39,813
Non-current assets
Other assets		594	586
Restricted cash	5	40,289	44,488
Property, plant and equipment, net	6	572,442	569,396
Total non-current assets		613,325	614,470
Total assets		$655,629	$654,283

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities		$26,420	$27,185
Current portion of long-term debt	7	37,842	31,155
Current reclamation liabilities	8	906	543
Current portion of other liabilities	9	8,882	6,282
Total current liabilities		74,050	65,165
Non-current liabilities
Deferred tax liabilities		16,401	14,903
Long-term debt	7	153,555	162,957
Reclamation liabilities	8	55,710	49,222
Non-current portion of other liabilities	9	15,249	16,740
Total non-current liabilities		240,915	243,822
Total liabilities		314,965	308,987

COMMITMENTS AND CONTINGENCIES	20

EQUITY
Common shares, unlimited authorized shares with no par value, 409,786,956 and 298,502,334 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	10	606,505	489,270
Additional paid-in capital		18,977	19,311
Accumulated deficit		(284,818)	(163,285)
Total equity		340,664	345,296
Total liabilities and equity		$655,629	$654,283

See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in thousands of United States Dollars, except for share data)

		Year ended December 31,
	Note	2024	2023
Revenue		$50,335	$54,910
Cost of sales		(64,569)	(52,852)
Depletion, depreciation and amortization	6	(1,489)	(7,202)
Gross loss		(15,723)	(5,144)

Expenses
Exploration, evaluation and pre-development	14	38,430	61,091
General and administrative		20,773	21,638
Property maintenance		14,161	13,080
Loss from operations		(89,087)	(100,953)

Other income	15	24,000	41,022
Other expense	15	(21,997)	(5,601)
Interest expense	16	(32,951)	(27,336)
Loss before income taxes		(120,035)	(92,868)

Current tax expense	18	—	(228)
Deferred tax (expense) recovery	18	(1,498)	3,442
Net loss and comprehensive loss		$(121,533)	$(89,654)

Loss per share
Basic and diluted loss per share	11	$(0.34)	$(0.33)

Basic and diluted weighted average shares outstanding	11	359,206,859	274,057,213

See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOW
(Stated in thousands of United States Dollars)

		Year ended December 31,
	Note	2024	2023
OPERATING ACTIVITIES
Net loss		$(121,533)	$(89,654)

Adjustments
Depletion, depreciation and amortization	6	3,200	8,711
Accretion expense	8	3,071	2,766
Share-based payments		570	2,309
Non-cash items included in other income	12	953	(33,390)
Loss on foreign exchange		34	29
Interest expense		32,496	27,302
Deferred tax recovery		1,498	(3,442)
Reclamation expenditures	8	(455)	(540)
Other		(248)	—
Net change in operating assets and liabilities	12	(2,087)	8,444
Cash used in operating activities		$(82,501)	$(77,465)

INVESTING ACTIVITIES
Capital expenditures on property, plant and equipment		(2,018)	(17,407)
Disposal proceeds		425	—
Purchase of investments		—	(894)
Net cash acquired in acquisition of Paycore Minerals Inc.	3	—	10,027
Cash used in investing activities		$(1,593)	$(8,274)

FINANCING ACTIVITIES
Proceeds from shares issued in brokered placement	11	83,500	—
Proceeds from shares issued in equity financing	11	17,436	27,693
Proceeds from shares issued in ATM Program	11	22,559	—
Net proceeds from Gold Prepay	8	—	18,932
Principal repayment on Gold Prepay	8	(23,818)	(16,475)
Principal repayment on Silver Purchase Agreement	8	(8,387)	(5,725)
Share issue costs		(5,714)	(1,768)
Stock option and warrant exercises	11	983	1,949
Finance fees paid		(2,227)	—
Net proceeds on Convertible Debentures	8	—	61,906
Contingent payments	11	(1,436)	(21,000)
Other		(229)	(148)
Cash provided by financing activities		$82,667	$65,364

Change in cash, cash equivalents and restricted cash during the year		(1,427)	(20,375)
Cash, cash equivalents and restricted cash, beginning of year		60,765	81,178
Effect of exchange rate changes on cash held		(48)	(38)
Cash, cash equivalents and restricted cash, end of year		$59,290	$60,765

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents		19,001	16,277
Restricted cash and cash equivalents		40,289	44,488
Total cash, cash equivalents, and restricted cash		$59,290	$60,765

Supplemental cash flow information [Note 12]

See accompanying notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Stated in thousands of United States Dollars, except for share data)

		Share Capital
Issued and outstanding	Note	Number of shares	Common shares	Additional paid-in capital	Accumulated deficit	Total equity
Balance as at December 31, 2022		240,561,017	$354,470	$15,042	$(73,631)	$295,881
Shares and options issued on acquisition of Paycore Minerals Inc.	3	30,505,575	78,787	2,515	—	81,302
Issued from financing activities	10	14,430,249	29,358	—	—	29,358
Issuance of common shares related to contingent payments	10	12,128,695	26,000	—	—	26,000
Issued on exercise of warrants and stock options	10	876,798	2,423	(353)	—	2,070
Share-based compensation		—	—	2,107	—	2,107
Share issue costs		—	(1,768)	—	—	(1,768)
Net loss		—	—	—	(89,654)	(89,654)
Balance as at December 31, 2023		298,502,334	489,270	19,311	(163,285)	345,296
Issued from financing activities	10	107,298,436	117,102	—	—	117,102
Issuance of common shares related to contingent payments	10	2,727,336	3,564	—	—	3,564
Issued on exercise of stock options and settlement of deferred share units	10	1,258,850	2,282	(1,181)	—	1,101
Share-based compensation	10	—	—	847	—	847
Share issue costs		—	(5,713)	—	—	(5,713)
Net loss		—	—	—	(121,533)	(121,533)
Balance as at December 31, 2024		409,786,956	$606,505	$18,977	$(284,818)	$340,664

See accompanying notes to the Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

1.NATURE OF OPERATIONS

i-80 Gold Corp ("i-80 Gold" or the "Company"), is a Nevada-focused, growth-oriented gold and silver producer engaged in the exploration, development and production of gold and silver. The Company's principal assets include the Granite Creek property, Ruby Hill property, Cove property, and the Lone Tree property which includes the autoclave facilities. Each property is wholly-owned by the Company.

The Company was incorporated on November 10, 2020, in the province of British Columbia, Canada. The Company’s common shares are listed on the Toronto Stock Exchange (“TSX”) under the symbol IAU and the New York Stock Exchange ("NYSE American") under the symbol IAUX. Its head office is located in Reno, Nevada. The executive office is located in Toronto, Ontario.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)Risks and uncertainties and liquidity

As a mining company, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing metal prices, primarily for gold and silver. The prices of these metals are volatile and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and the quantities of mineralized material. The carrying value of the Company's property, plant and equipment, inventories, and certain derivative assets are particularly sensitive to the outlook for commodity prices. A decline in the Company's price outlook from current levels could result in material impairment charges related to these assets.

In addition to changes in commodity prices, other factors such as changes in mine plans, increases in costs, geotechnical failures, changes in social, environmental or regulatory requirements and impacts of global events such as future pandemics could result in material impairment charges related to these assets.

These Consolidated Financial Statements ("Financial Statements") have been prepared by management on a going concern basis. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

The Company’s ability to execute its plan and fulfill its commitments as they come due is dependent upon its success in obtaining additional financing. While management has been successful in raising additional funds in the past, there can be no assurance that it will be able to do so in the future. Given the Company’s working capital deficit, current operating losses and management’s expectation of future losses until it has fully executed its strategy, the inability of the Company to arrange appropriate financing in a timely manner could result in the carrying value of the Company’s assets being subject to material adjustment. These conditions indicate the existence of material uncertainties which cast substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

These Financial Statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary if the Company is not able to continue as a going concern. Such adjustments could be material.

(b)Basis of preparation

The Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Previously, the Company prepared its consolidated financial statements under International Financial Reporting Standards ("IFRS"), as issued by the International Accounting Standards Board, as permitted by securities regulators in Canada, as well as in the United States under the status of a Foreign Private Issuer as defined by the United States Securities and Exchange Commission ("SEC"). Beginning January 1, 2025 the Company is required to report with the SEC on domestic forms and comply with domestic company rules in the United States. The Company transitioned to US GAAP effective December 31, 2024 and has retroactively restated its comparatives. New accounting standards implemented subsequent to January 1, 2024 were adopted on their required adoption date.

(c)Use of estimates

The preparation of the Company's Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate acquisitions, valuation of financial instruments and derivatives, reclamation liabilities, valuation of inventories,impairment of long-lived assets, income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from the amounts estimated in these Financial Statements.

(d)Principles of consolidation

The Financial Statements include the accounts of the Company and its wholly owned subsidiaries, the most significant of which are Premier Gold Mines USA Inc., Osgood Mining Company LLC ("Granite Creek"), Ruby Hill Mining LLC ("Ruby Hill"), Goldcorp Dee LLC ("Lone Tree"), Au-Reka Gold LLC ("Cove"), and Golden Hill Mining LLC ("FAD"). All intercompany balances and transactions have been eliminated.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

(e)Functional and presentation currency

The functional currency of the Company is the United States dollar ("USD" or "US dollars") which reflects the underlying transactions, events and conditions that are relevant to the entity. Management considers primary and secondary indicators in determining functional currency including the currency that influences sales prices, labor, purchases and other costs. Other indicators include the currency in which funds from financing activities are generated and the currency in which receipts from operations are usually retained.

Reference to $ or USD is to US dollars, reference to C$ or CAD is to Canadian dollars.

(f)Cash, cash equivalents and restricted cash

Cash and cash equivalents include cash on hand and held at banks and short-term investments with an original maturity of three months or less, which are readily convertible into a known amount of cash. The Company's deposits are held in high grade credit institutions. At certain times, amounts on deposit may exceed federal deposit insurance limits. Restricted cash is presented separately in the Consolidated Balance Sheets. Restricted cash is held primarily for the purpose of settling asset retirement obligations.

(g)Inventory

Mineralized material in stockpiles and on leach pad inventory is accumulated in stockpiles that are subsequently processed into gold and silver in a saleable form. The recovery of gold from certain oxide mineralized material is achieved through the heap leaching process. Work-in-process inventory represents mineralized material in the processing circuit that has not completed the production process, and is not yet in a saleable form. Finished goods inventory represents gold and silver in saleable form. Material and supplies inventory represent consumables and other materials used in the production process, as well as spare parts and other maintenance supplies.

Inventories are valued at the lower of cost and net realizable value ("NRV"). Cost is determined on a weighted average basis and includes all costs incurred, based on a normal production capacity, in bringing each product to its present location and condition. Cost of inventories comprises direct labor, materials and contractor expenses; depreciation on property, plant and equipment and general and administrative costs.

Provisions to reduce inventory to NRV are recorded to reflect changes in economic factors that impact inventory value and to reflect present intentions for the use of slow moving and obsolete supplies inventory. NRV is determined with reference to relevant market prices less applicable variable selling expenses.

(h)Property, plant and equipment, net

Property, plant and equipment are recorded at cost less accumulated depreciation, depletion and impairment charges.

Directly attributable costs incurred for major capital projects and site preparation are capitalized until the asset is in a location and condition necessary for operation as intended by management. These costs include dismantling and site restoration costs to the extent these are recognized as a provision. Management annually reviews the estimated useful lives, residual values and depreciation methods of the Company’s property, plant and equipment and also when events or changes in circumstances indicate that such a review should be made. Changes to estimated useful lives, residual values or depreciation methods resulting from such review are accounted for prospectively.

An item of property, plant and equipment is derecognized upon disposal or when no further future economic benefits are expected from its use or disposal. Any gain or loss arising on recognition of the asset (calculated as the difference between any proceeds received and the carrying amount of the asset) is included in the Consolidated Statements of Operations in the period the asset is derecognized.

Impairment of long-lived assets

The Company assesses the carrying value of its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Indicators of impairment include significant adverse changes in the business, significant changes to the extent or manner in which the asset is being used, its physical condition, significant decreases in mineral reserves, and significant decreases in the market price of the assets. If it is determined that the carrying value of an asset exceeds its unexpected undiscounted cash flows, fair value will be calculated based on the discounted cash flows and the asset will be written down to the extent that the carrying value exceeds the fair value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

Pre-development and exploration properties

Pre-development and exploration properties are capitalized at fair value at the acquisition date. Pre-development and exploration properties may include mineral reserves, mineral resources and exploration potential.

Exploration, evaluation and pre-development expenditures consist of:
•gathering exploration data through topographical and geotechnical studies;
•exploratory drilling, trenching and sampling;
•determining the volume and grade of the resource;
•test work on geology, metallurgy, mining, geotechnical and environmental; and
•conducting engineering, marketing and financial studies.
•pre-development expenditures can include infrastructure costs to gain access to mineralized material at the Company's properties.

Costs incurred in this stage are generally expensed as they are part of the discovery process and do not yet provide future economic benefits unless they meet specific criteria for capitalization. Mineral properties in this stage are not subject to amortization.

The development stage commences once commercially recoverable mineral reserves are confirmed through obtaining a reserve report. In this phase, the company undertakes activities such as establishing access to the mineral reserve and preparing for commercial production. Expenditures related to shaft sinking, underground drift construction, permanent excavations, infrastructure development, and pre-production overburden and waste rock removal are capitalized. These capitalized costs, recognized as assets, are amortized using the units-of-production method as resources are extracted. Development properties are not amortized until they are reclassified as mine property assets upon reaching commercial production levels.

To date, the Company has not established mineral reserves through obtaining a reserve report for any of the exploration prospects; therefore, all exploration and pre-development costs are being expensed.

Depreciation, depletion and amortization

The carrying amounts of mine properties, plant and equipment are depreciated or depleted to their estimated residual value over the estimated economic life of the specific assets to which they relate, using the depreciation methods or depletion rates as indicated below. Estimates of residual values or useful lives and depreciation methods are reassessed annually and any change in estimate is taken into account in the determination of the remaining depreciation or depletion rate. Depreciation or depletion commences on the date the asset is available for its use as intended by management.

Depreciation and depletion is computed using the following rates:

Item	Rates
Buildings and building improvements	5 - 20 years
Leach pad	Units of production
Equipment	2 - 10 years

(i)Reclamation liabilities

Reclamation costs are made in respect of the estimated future costs of closure and restoration and for environmental rehabilitation costs (which include the dismantling and demolition of infrastructure, removal of residual materials and remediation of disturbed areas) in the accounting period when the related environmental disturbance occurs. The reclamation liability is discounted using a credit adjusted risk-free rate, and the unwinding of the discount is included in the Consolidated Statements of Operations in property maintenance as interest accretion. At the time of establishing the liability, a corresponding asset is capitalized and is depreciated over the life of the related asset. The liability is reviewed each reporting period for changes in cost estimates, discount rates and operating lives. Changes to estimated future costs are recognized in the Consolidated Balance Sheets by adjusting the remediation asset and liability. For closed sites, changes to estimated costs are recognized immediately in profit and loss.

Remediation costs are accrued when it is probable that an obligation has incurred and the cost can be reasonably estimated. These costs can include ongoing care and maintenance and monitoring costs. These costs are recorded in the Consolidated Statements of Operations in property maintenance.

(j)Leases

At inception of a contract, the Company assesses whether a contract is, or contains, a lease. If a lease is identified the Company determines whether the lease is an operating or finance lease. Operating lease right-of-use assets are included in other assets and lease obligations are included in other liabilities on the Consolidated Balance Sheets. Finance lease right-of-use assets are included in properties, plant and equipment and finance lease obligations are included in debt on the Consolidated Balance Sheets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

Operating and finance lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term using an incremental borrowing rate. Lease expense is recognized on a straight-line basis over the lease term.

The finance lease right-of-use asset is subsequently depreciated using the straight-line method from the commencement date to the earlier of the end of the useful life of the right-of-use asset or the end of the lease term. The estimated useful lives of right-of-use assets are determined on the same basis as those of property, plant and equipment. In addition, the right-of-use asset will be periodically reduced by impairment losses, if any, and adjusted for certain remeasurements of the lease liability when applicable.

The lease liability is initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company's incremental borrowing rate. The lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option

The Company has elected not to recognize lease assets and lease liabilities for short-term leases of items that have a lease term of 12 months or less. The Company recognizes the lease payments associated with these leases as an expense on a straight-line basis over the lease term.

(k)Share-based compensation

All goods and services received in exchange for the grant of any share-based payment are measured at their fair values or where fair value of the goods and services received is indeterminable, estimated using an option pricing model. The Company estimates forfeitures of share-based awards based on historical data and periodically adjusts the forfeiture rate. The adjustment of the forfeiture rate is recorded as a cumulative adjustment in the period the forfeiture estimate is changed. Compensation costs related to share-based compensation are included in general and administrative expenses within the Consolidated Statements of Operations.

Share Option Plan

Stock options are equity-settled share-based compensation awards. The fair value of stock options at the grant date is estimated using the Black-Scholes option pricing model. Compensation expense is recognized over the vesting period based on the number of units estimated to vest. Vesting periods may range from immediate to five years.

Restricted Share Unit Plan

Restricted share units ("RSU") are granted to eligible employees. The RSUs are settled in cash or equity at the option of the Company. The RSUs vest no later than December 31, of the third calendar year following the service year determined based on date of grant. The Company's RSU's are recorded in liabilities as the Company has historically settled these in cash.

Deferred Share Unit Plan

Deferred share units ("DSU") are granted to eligible members of the Board of Directors. The DSUs are settled in cash or equity at the option of the Company. The DSUs vest subject to a DSU award letter but no later than December 31, of the third calendar year following the service year determined based on date of grant. The DSUs granted are accounted for under the liability method where the DSU grant letter specifies settlement in cash, and the equity method where the DSU grant letter specifies settlement in shares. DSUs must be retained until the Director leaves the Board, at which time the awards will be equity or cash settled.

(l)Business combinations

For business combinations that are determined to be a combination of businesses not under common control, the consideration transferred by the Company to obtain control of a subsidiary is calculated as the sum of the acquisition date fair values of the assets transferred, the liabilities assumed and the equity interests issued by the Company, which includes the fair value of any asset or liability arising from a contingent consideration arrangement. Acquisition costs are expensed as incurred.

The Company recognizes identifiable assets acquired and liabilities assumed in a business combination regardless of whether they have been previously recognized in the acquiree's financial statements prior to the acquisition. Assets acquired and liabilities assumed are generally measured at their acquisition date fair values. Goodwill is stated after separate recognition of identifiable intangible assets. It is calculated as the excess of the sum of a) fair value of consideration transferred, b) the recognized amount of any non-controlling interest in the acquiree and c) acquisition date fair value of any existing equity interest in the acquiree, over the acquisition date fair values of identifiable net assets. If the fair values of identifiable net assets exceed the sum calculated above, the excess amount is recognized immediately as income in the Consolidated Statements of Operations.

The Company applies a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction should be accounted for as an asset acquisition or business combination.

When an acquisition does not meet the definition of a business combination because either: (i) substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or group of similar identified assets, or (ii) the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, the Company accounts for the acquisition as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather, any excess purchase consideration over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets as of the acquisition date and any direct acquisition-related transaction costs are capitalized as part of the purchase consideration.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

(m)Revenue

Gold and Silver

The Company generates revenue by selling gold and silver produced from its mining operations under the gold offtake agreement and from gold and silver sold in the London spot market. Revenue from gold and silver is recognized when control of the gold or silver has transferred to the customer and the Company has satisfied its performance obligation, which generally occurs upon the transfer of gold or silver credits to the customer’s metal account. Upon transfer of the gold or silver to the customer’s metal account, the customer has legal title to, physical possession of, and has assumed the risks and rewards of ownership of the gold or silver; therefore, the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of ownership of the gold or silver.

The Company considers the terms of the contract in determining the transaction price. The transaction price is based upon the amount the Company expects to be entitled to in exchange for the transferring of the gold or silver. The transaction price is either fixed on the settlement date or at spot prices based upon the terms of the contract.

Mineralized Material Sales

The Company generates revenue by selling mineralized material mined from certain of its mines under sale contracts with third parties. The Company recognizes revenue from mineralized material sales when control of the mineralized material has transferred to the customer and the Company has satisfied its performance obligation, which is generally at the point in time that the mineralized material is delivered to the customer. Upon delivery, the customer has legal title to, physical possession of, and has assumed the risks and rewards of ownership of the mineralized material; therefore, the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of ownership of the mineralized material.

The Company considers the terms of the contract in determining the transaction price. The transaction price is based upon the amount the Company expects to be entitled to in exchange for the transferring of the mineralized material. The Company generally sells mineralized material based on the monthly average market price for month in which delivery to the customer takes place or at spot prices based upon the terms of the contract.

Under certain contracts with customers, transfer of control may occur when the promised asset is in transit to the refinery, processing facility or the customer. At this point in time, the customer has legal title to and the risks and rewards of ownership of the promised asset; therefore, the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of ownership of the promised asset.

When another party is involved in providing processing or refining services, the Company assesses whether the nature of its promise is a performance obligation to provide the processing or refining services itself (i.e. the Company is acting as the principal) or to arrange for those goods or services to be provided by the other party (i.e. the Company is acting as the agent). In contracts where the Company has determined it is acting as the principal in providing processing or refining services, the Company records revenue gross of processing and refining charges. In contracts where the Company has determined it is acting as agent in providing processing or refining services, the Company records revenue net of processing and refining charges.

Receivables

Trade receivables and other receivable balances are recognized net of an allowance for credit losses. The allowance represents the portion of the amortized cost basis that the Company does not except to collect due to credit over the contractual life of the receivables, taking into consideration past events, current conditions and reasonable and supportable forecasts of future economic conditions. As of December 31, 2024 and 2023, the amount of credit loss recognized is not significant.

(n)Income taxes

Tax expense recognized in profit or loss comprises the sum of deferred tax and current tax not recognized in other comprehensive income or directly in equity.

Current income tax assets and/or liabilities comprise those obligations to, or claims from, fiscal authorities relating to the current or prior reporting periods, that are unpaid at the reporting date. Current tax is payable on taxable profit or other current tax activities, which differs from profit or loss in the financial statements. Calculation of current tax expense is based on tax rates and tax laws that have been enacted by the end of the reporting period.

Deferred income taxes are calculated using the liability method on temporary differences between the carrying amounts of assets and liabilities and their tax bases. Deferred tax on temporary differences associated with investments in subsidiaries and co-ownership is not provided if reversal of these temporary differences can be controlled by the Company and it is expected that reversal will not occur in the foreseeable future.

Deferred tax assets and liabilities are calculated, without discounting, at tax rates that are expected to apply to their respective period of realization, provided they are enacted or substantively enacted by the end of the reporting period. Deferred tax liabilities are always provided for in full.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance has been provided for the portion of the Company’s net deferred tax assets for which it is more likely than not that they will not be realized.

Deferred tax assets and liabilities are offset only when the Company has a right and intention to offset current tax assets and liabilities from the same taxation authority.

Changes in deferred tax assets or liabilities are recognized as part of deferred tax expense or recovery, except where they relate to items that are recognized in other comprehensive income or directly in equity, in which case the related deferred tax is also recognized in other comprehensive income or equity, respectively.

(o)Debt

Debt issuance costs and debt premiums and discounts, which are included in debt, are amortized using the effective interest method over the terms of the respective debt as a component of interest expense within the Consolidated Statements of Operations.

The Company evaluates all changes to its debt arrangements to determine whether the changes represent a modification or extinguishment to the old debt arrangement. If a debt instrument is deemed to be modified, the Company capitalizes all new lender fees and expenses all third-party fees. If it is determined that an extinguishment of one of the Company's debt instruments has occurred, the unamortized financing fees associated with the extinguished instrument are expensed. Gain or loss on extinguishment of debt is recorded as a component of other income or other expense, net upon the extinguishment of a debt instrument and is calculated as the difference between the re-acquisition price and net carrying amount of the debt, which includes unamortized debt issuance costs.

(p)Derivative Financial instruments

The Company recognizes derivative financial instruments that are not designated as hedging instruments on the balance sheet as either an asset or a liability and are measured at fair value. Management applies judgment in estimating the fair value of instruments that are highly sensitive to assumptions regarding commodity prices, market volatility, and foreign currency exchange rates. These instruments are subsequently remeasured to their fair value at each reporting date with the resulting gain or loss recognized in the Consolidated Statements of Operations in other income or other expense. The Company currently does not apply hedge accounting. The derivatives entered into by the Company are primarily embedded derivatives.

(q)Income (loss) per share

The Company presents basic income (loss) per share for its common shares, calculated by dividing the income (loss) attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted income per share is determined using the treasury stock method and the weighted average number of common shares outstanding for the effects of all dilutive stock options. The if-converted method is applied for convertible debt.

(r)Segment reporting

An operating segment is a component of an entity (i) that engages in business activities from which it may earn revenues and incur expenses (including revenues and expenses relating to transactions with other components of the same entity), (ii) whose operating results are regularly reviewed by the entity's management, and (iii) for which discrete financial information is available.

(s)Recently Adopted Accounting Standards

In November 2023, ASU 2023-07 was issued which improves disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280 and is effective starting in annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company has adopted the new standard effective December 31, 2024 retrospectively for all periods presented. See Note 17 Segment Reporting for all periods presented with the new required disclosures. The new standard did not materially impact our Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

(t)Recent Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 "Income Taxes (Topic 720): Improvements to Income Tax Disclosures." ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The standard is effective beginning with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of the guidance on the financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). Amended guidance requires more detailed disclosures about the nature of significant expenses included in the Statements of Operations. The amendments are effective prospectively for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early and retrospective adoption are permitted. The Company is currently evaluating the impact of adopting the ASU on financial statements and related disclosures.

3.CORPORATE TRANSACTIONS

Acquisition of Paycore

On May 5, 2023, the Company completed the acquisition of Paycore Minerals Inc. ("Paycore"). Paycore’s principal asset is the FAD property that is host to the FAD deposit located immediately south of, and adjoining, the Company’s Ruby Hill Property located in Eureka County, Nevada. The acquisition consolidates the northern portion of the Eureka District, increasing the Company’s land package at Ruby Hill.

The Company acquired 100% of the issued and outstanding shares of Paycore at an exchange ratio of 0.68 i-80 Gold common share for each Paycore common share held (the “Exchange Ratio”). All outstanding options and warrants of Paycore that were not exercised prior to the acquisition date were replaced with i-80 Gold options and warrants, as adjusted in accordance with the Exchange Ratio.

The Paycore acquisition was accounted for as an asset acquisition as management determined that substantially all the fair value of the gross assets acquired were concentrated on the FAD mineral property. The components of consideration that were paid is detailed in the table below:

Components of consideration paid:
Share consideration (i)	$66,037
Common shares issued in relation to contingent value rights (ii)	12,750
Replacement warrants (iii)	2,675
Replacement options (iii)	2,515
Previously held interest (iv)	4,116
Transaction costs	323
$88,416
(i) The fair value of 25,488,584 common shares issued to Paycore shareholders was determined using the Company's share price of C$3.46 per share on the acquisition date.

(ii) Following completion of the arrangement and in accordance with the Amendment to the Contingent Value Rights Agreement dated February 26, 2023 among the Company, Paycore, Golden Hill Mining LLC, and Waterton Nevada Splitter, LLC and Waterton Nevada Splitter II, LLC (collectively, "Waterton"), all of the obligations outstanding under the outstanding contingent value rights agreement between Paycore, Golden Hill Mining LLC and Waterton dated April 20, 2022, with an aggregate value of $12.75 million were satisfied through the issuance of 5,016,991 i-80 Gold common shares to Waterton on May 9, 2023. The fair value of 5,016,991 common shares issued to Waterton was determined using the Company's share price of C$3.46 per share on the acquisition date.

(iii) The fair value of 1,727,200 replacement options and 3,755,257 replacement warrants was determined using the Black-Scholes pricing model with the following assumptions:

	Stock Options	Warrants
Risk-free rate	3.55% to 3.91%	3.66% to 4.52%
Expected life	18 to 29 months	12 to 24 months
Expected volatility	52% to 56%	52% to 58%
Share price	C$3.46	C$3.46

(iv) On May 5, 2023 and immediately prior to the Paycore acquisition the Company owned 2,336,200 Paycore common shares. The Company's investment in Paycore was remeasured at fair value on the acquisition date using the Exchange Ratio and the Company's share price of C$3.46 per share on the acquisition date with the change in fair value recognized through the consolidated statement of operations as further described in Note 15 of these Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

The table below presents the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Net assets acquired:
Cash	$10,027
Other assets	206
Mineral properties	92,081
Accounts payable	(35)
Deferred tax liability	(13,863)
Fair value of net assets acquired	$88,416

Ruby Hill Property

During the fourth quarter of 2023 the Company entered into a non-binding term sheet in connection with a potential joint venture with an arm's length party at the Company's Ruby Hill property. In connection with the term sheet, the Company granted the potential partner exclusivity for a period of 120 days subject to extension for an additional 60-day period, in order to complete metallurgical due diligence and negotiate definitive documents. During the exclusivity period, the Company completed a drill campaign, funded by the potential partner. During the first quarter of 2024, the Company received funding of $2.1 million from the potential partner for costs incurred in relation to the potential joint venture. The Company has elected to no longer proceed with joint venture discussions.

4.INVENTORY

	December 31, 2024	December 31, 2023
Mineralized material in stockpiles and on leach pads	$9,634	$7,614
Work-in-process	2,133	778
Finished goods	195	896
Materials and supplies	3,369	2,099
Total inventory	$15,331	$11,387

The amount of inventory recognized as an expense in cost of sales for the year ended December 31, 2024, was $64.6 million (2023 - $52.9 million). During the year ended December 31, 2024, the Company recognized, within cost of sales, inventory NRV adjustment of $13.1 million, relating primarily to Granite Creek stockpile and material on leach pads (2023 - $9.9 million, relating to heap leach material at Ruby Hill, Lone Tree and Granite Creek).

5.RESTRICTED CASH

The Company has restricted cash relating to the reclamation for its Lone Tree and Ruby Hill properties. During the first quarter of 2024, $6.0 million in cash collateral was returned to the Company.

6.PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2024	December 31, 2023
Pre-development and exploration properties (i)	$363,228	$358,994
Buildings, plant and equipment (ii)	203,137	199,831
Construction-in-progress	24,448	25,820
Total	590,813	584,645
Accumulated depreciation	18,371	15,249
Net carrying amounts	$572,442	$569,396

(i)Pre-Development, exploration properties as well as construction-in-progress are not subject to depletion.

(ii)Included in buildings, plant and equipment are $160.2 million not subject to depreciation and amortization.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

Depreciation, depletion and amortization on property, plant and equipment during the year ended December 31, 2024 and 2023 include amounts allocated to:

	Year ended December 31,
	2024	2023
Depreciation, depletion and amortization	$1,489	$7,202
Recorded in exploration, evaluation and pre-development	270	189
Recorded in general and administrative	236	232
Recorded in property maintenance	1,205	1,088
	3,200	8,711
Change in inventory	133	(3,713)
Total depletion, depreciation and amortization	$3,333	$4,998
7.LONG-TERM DEBT

	Orion Convertible Loan (i)	Sprott Convertible Loan (ii)	Convertible Debentures (iii)	Gold Prepay Agreement (iv)	Silver Purchase Agreement (v)	Other	Total
As at January 1, 2023	$38,232	$8,612	$—	$34,004	$32,446	$565	$113,859
Fair value on inception	—	—	61,906	16,277	—	—	78,183
Additions and adjustments	—	362	—	—	—	14	376
Amortization of finance costs	428	—	477	71	20	—	996
Principal repayment	—	(2,038)	—	(17,043)	(6,231)	(297)	(25,609)
Finance charge	8,104	1,352	4,557	8,867	3,427	—	26,307
As at December 31, 2023	46,764	8,288	66,940	42,176	29,662	282	194,112
Additions and adjustments	—	390	—	(1,777)	(731)	—	(2,118)
Amortization of finance costs	581	—	669	110	26	—	1,386
Principal repayment	—	(4,534)	—	(19,843)	(8,508)	(207)	(33,092)
Finance charge	9,776	1,315	5,841	11,052	3,125	—	31,109
As at December 31, 2024	$57,121	$5,459	$73,450	$31,718	$23,574	$75	$191,397
Less current portion	—	5,459	—	23,626	8,693	64	37,842
Long-term portion	$57,121	$—	$73,450	$8,092	$14,881	$11	$153,555
(i)Orion Convertible Loan
On December 13, 2021, the Company entered into a Convertible Credit Agreement with OMF Fund III (F) Ltd., an affiliate of Orion to borrow $50 million (the "Orion Convertible Loan"). The Orion Convertible Loan bears interest at a rate of 8.0% annually and matures on December 13, 2025. As at December 31, 2024, total principal and accrued interest was $63.9 million. The Orion Convertible Loan contains a change of control feature, a conversion feature, and a forced conversion feature that are considered embedded derivatives by the Company. The change of control feature and conversion feature are classified as derivative financial liabilities measured at fair value (Note 21). The forced conversion feature is not separated from the host contract as it is considered to be indexed to the Company's shares. During the period ended December 31, 2024, none of the features were exercised. The derivative financial liability was recorded at $13.6 million at inception and $0.3 million at December 31, 2024 (December 31, 2023 - $9.0 million). For the year ended December 31, 2024, the Company recorded a fair value gain of $8.7 million (2023 - $18.0 million) related to the valuation of the embedded derivatives through the statement of loss (Note 21). Interest expense is calculated by applying the effective interest rate of 18.64% to the host liability component. The effective interest rate is calculated based on the host liability component after deducting embedded derivatives and transactions costs. Interest accretion is included in interest expense. Orion is a related party (Note 19).

The initial fair value of the convertible loan was determined using a market interest rate for an equivalent non-convertible loan at the issue date. The liability is subsequently recognized on an amortized cost basis until extinguished on change of control, conversion or maturity of the loan.

On January 15, 2025, the Company amended and restated the Orion Convertible Loan (the “A&R Orion Convertible Loan”). Pursuant to the A&R Orion Convertible Loan, the maturity date was extended from December 13, 2025, to June 30, 2026 (Note 22).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

(ii)Sprott Convertible Loan
On December 10, 2021, the Company entered into a Convertible Credit Agreement with a fund managed by Sprott Asset Management USA, Inc. and a fund managed by CNL Strategic Asset Management, LLC (“Sprott”) to borrow $10 million (the "Sprott Convertible Loan"). The Sprott Convertible Loan bears interest at a rate of 8.0% annually and matures on December 9, 2025. As at December 31, 2024, total principal and accrued interest was $5.9 million. The Sprott Convertible Loan contains a change of control feature, a conversion feature, and a forced conversion feature that are considered embedded derivatives by the Company. The change of control feature and conversion feature are classified as derivative financial liabilities measured at fair value (Note 21). The forced conversion feature is not separated from the host contract as it is considered to be indexed to the Company's shares.

During the second quarter of 2023, Sprott converted $1.8 million in principal and $0.2 million in interest into 0.8 million common shares of the Company. During the fourth quarter of 2024, Sprott converted $3.6 million in principal and $0.9 million in interest into 2.1 million common shares of the Company. The derivative financial liability was recorded at $2.7 million at inception and $0.03 million at December 31, 2024 (December 31, 2023 - $1.5 million). For the year ended December 31, 2024, the Company recorded a fair value gain of $1.4 million (2023 - $3.8 million) related to the valuation of the embedded derivatives (Note 21). Interest expense is calculated by applying the effective interest rate of 16.10% to the host liability component. The effective interest rate is calculated based on the host liability component after deducting embedded derivatives. Interest accretion is included in interest expense. Sprott is a related party (note 19).

The initial fair value of the convertible loan was determined using a market interest rate for an equivalent non-convertible loan at the issue date. The liability is subsequently recognized on an amortized cost basis until extinguished on control, conversion or maturity of the loan.

Under the Sprott Convertible Loan and Orion Convertible Loan (the "Convertible Loans"), if a change of control occurs prior to the maturity date, the Company shall make an offer to prepay the Convertible Loans in cash, in an amount equal to 101% of the then outstanding principal amount. Outstanding amounts under the Convertible Loans are convertible into common shares of the Company at any time prior to maturity at the option of the applicable respective lender (a) in the case of the outstanding principal, C$3.275 per common share, and (b) in the case of accrued and unpaid interest, subject to TSX approval, at the market price of the common shares on the TSX at time of the conversion of such interest. Commencing 120 days following the closing date of the Convertible Loans, on any date when the volume weighted average price equals or exceeds 150% of the conversion price for each of the preceding 20 days, the Company may at its option elect to require the lenders to convert at the conversion price all of the then outstanding principal amount and any accrued and unpaid interest into common shares of the Company.

(iii)Convertible Debentures
On February 22, 2023, the Company closed a private placement offering of $65 million principal amount of secured convertible debentures (the "Convertible Debentures") of the Company. The Convertible Debentures bear interest at a fixed rate of 8.0% per annum and will mature on February 22, 2027. Outstanding amounts under the Convertible Debentures are convertible into common shares of the Company at any time prior to maturity at the option of the applicable respective lender (a) in the case of the outstanding principal, $3.38 per common share, and (b) in the case of accrued and unpaid interest, subject to TSX approval, at the market price of the common shares at time of the conversion of such interest. As at December 31, 2024, total principal and accrued interest is $75.4 million.

The Convertible Debentures contain a conversion feature, a change of control feature, and a forced conversion feature that are considered embedded derivatives by the Company and measured at fair value (Note 21). The conversion feature, change of control feature, and a forced conversion feature are classified as financial liabilities and not separated from the host liability component. The conversion feature and forced conversion feature are considered to be indexed to the Company's shares. During the period ended December 31, 2024, none of the features were exercised. Interest expense is calculated by applying the effective interest rate of 9.2% to the host liability component. The effective interest rate is calculated based on the host liability component after deducting transactions costs. Interest accretion is included in interest expense.

Under the Convertible Debentures if a change of control occurs prior to the maturity date, the Company shall make an offer to prepay the Convertible Debentures in cash, in an amount equal to 104% of the then outstanding principal amount, plus accrued and unpaid interest on such Convertible Debentures up to, and including, the change of control purchase date. The holder of the Convertible Debentures shall have the right, at any time, to convert all or any portion of the principal amount of the Convertible Debentures into common shares of the Company at the conversion price of $3.38 per common share. The holder shall also have the option to elect to convert all or any portion of the accrued and unpaid interest into common shares at a price equal to the greater of (i) the conversion price, (ii) the current market price of the common shares on NYSE at the time of the conversion of such amounts owing, or (iii) 5-day VWAP of the common shares on the TSX. If after 120 days after the issue date and prior to the maturity date, the VWAP of the common shares of the Company as measured in U.S. dollars on the NYSE American equals or exceeds 150% of the conversion price for 20 consecutive trading days, the Company shall have right to convert all but not less than all of the principal amount of the Convertible Debentures, and subject to the approval of the TSX or any applicable stock exchange, all accrued and unpaid interest on the Convertible Debentures (however, that such conversion price of the accrued and unpaid interest must not be less than the VWAP of the common shares on the TSX during the five trading days immediately preceding the relevant date), into common shares at the conversion price. The Convertible Debentures are not redeemable prior to the maturity date.

On February 28, 2025, the Company completed certain amendments to the Convertible Debentures (Note 22).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

(iv)Gold Prepay Agreement
On December 13, 2021, the Company entered into a gold prepay agreement with Orion (the "Gold Prepay"). In April 2022, the Gold Prepay was amended to adjust the quantity of the quarterly deliveries of gold, but not the aggregate amount of gold, to be delivered by the Company to Orion over the term of the Gold Prepay. Under the terms of the amended Gold Prepay, in exchange for $41.9 million, the Company is required to deliver to Orion 3,100 ounces of gold for the quarter ending June 30, 2022, and thereafter, 2,100 ounces of gold per calendar quarter until September 30, 2025, for aggregate deliveries of 30,400 ounces of gold.

On September 20, 2023, the Company entered into an A&R Gold Prepay Agreement with Orion pursuant to which the Company received aggregate gross proceeds of $20.0 million (the "2023 Gold Prepay Accordion") structured as an additional accordion under the existing Gold Prepay Agreement. The 2023 Gold Prepay Accordion will be repaid through the delivery by the Company to Orion of 13,333 ounces of gold over a period of 12 quarters, being 1,110 ounces of gold per quarter over the delivery period with the first delivery being 1,123 ounces of gold. The first delivery will occur on March 31, 2024, and the last delivery will occur on December 31, 2026.

On March 28, 2024, the Company entered into an amending agreement in relation to the A&R Gold Prepay Agreement with Orion pursuant to which the March 31, 2024 quarterly delivery of 3,223 ounces of gold was extended from March 31, 2024, to April 15, 2024 (the "First Amending Agreement").

On April 24, 2024, the Company entered into a second amending agreement with Orion to amend the terms of the A&R Gold Prepay Agreement (the “Second A&R Gold Prepay Agreement"). In accordance with the terms of the Second A&R Gold Prepay Agreement, Orion agreed to extend the deadline for the outstanding deliveries previously required to be made on or before April 15, 2024 under the A&R Gold Prepay Agreement until May 10, 2024. In addition, if the Company meets the Gold Option Criteria (as defined below) it may elect to defer the deadline to deliver any of its quarterly gold delivery obligations for the 2024 calendar year (each instance, a “Gold Deferral”) by delivering to Orion, on or before September 30, 2025, the adjusted quarterly gold quantities (multiplied by 1.15 for gold deliveries made prior to June 30, 2025 and 1.19 for gold deliveries made thereafter). In order for the Company to implement a Gold Deferral, (i) it must be in compliance with the use of proceeds section as described in the Prospectus (the “Budget”) and (ii) after assuming the delivery of the applicable quarterly gold quantity on the applicable un-extended quarterly deadline, the Company would not have sufficient funds to remain in compliance with the Budget (collectively, the “Gold Option Criteria”). In addition, should the Company implement a Gold Deferral and complete an equity offering prior to September 30, 2025, the Company would be required to deliver gold ounces to Orion up to 34% of the net proceeds of such offering, in settlement of gold quantities outstanding under the Second A&R Gold Prepay Agreement. The Company may request an increase in the prepayment by an additional amount not exceeding $50 million in aggregate in accordance with the terms of the Second A&R Gold Prepay Agreement. The Second A&R Gold Prepay Agreement is subject to standard conditions and covenants, including minimum cash balance and certain reporting requirements. In connection with the Second A&R Gold Prepay Agreement the Company paid an amendment fee of $0.5 million to Orion.

On June 28, 2024, the Company entered into a side letter agreement with Orion in relation to the June 30, 2024 quarterly delivery, whereby the Company agreed to deliver a minimum of 1,000 ounces of gold to Orion on or before July 1, 2024, and to deliver the remaining 2,210 ounces to Orion on or before August 31, 2024. In connection with the side letter agreement, the Company paid fees of $0.6 million to Orion.

On December 31, 2024, the Company entered into a waiver and amending agreement whereby the December 31, 2024 quarterly delivery of 3,210 ounces of gold was extended from December 31, 2024, to March 31, 2025. In connection with the waiver and amending agreement, the Company paid fees of $0.7 million to Orion.

The Gold Prepay Agreement is recognized as a financial liability at amortized cost and it contains an embedded derivative in relation to the embedded gold price within the agreement that is measured at fair value each reporting period (Note 9 (iv) and Note 21). Interest expense is calculated by applying the effective interest rate to the financial liability. During the period ended December 31, 2024, the effective interest rate ranged from 27.5% to 31.9% (December 31, 2023 - 24.5% to 27.5%). As of December 31, 2024, the effective interest rate was 31.9% (December 31, 2023 - 27.5%). Interest accretion is included in interest expense. For each amendment above, management determined that the modification to the agreement was non-substantial and accordingly, the Company accounted for the modification as an adjustment to the financial liability.

The following table summarizes the continuity of outstanding gold deliveries under the Gold Prepay Agreement for the period ended December 31, 2024:

Gold ounces
Outstanding at December 31, 2022	23,100
Gold delivered	(8,400)
2023 Gold Prepay Accordion	13,333
Outstanding at December 31, 2023	28,033
Gold delivered	(9,643)
Outstanding at December 31, 2024	18,390

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

For the year ended December 31, 2024, the Company incurred costs of $23.8 million (2023 - $16.5 million) for the settlement of gold delivered under the Gold Prepay. As of December 31, 2024, the Company had delivered 25,343 ounces of gold towards the Gold Prepay with Orion, leaving 18,390 ounces of gold remaining to be delivered under the agreement. The current portion of the liability is $23.6 million as of December 31, 2024.

(v)Silver Purchase Agreement
On December 13, 2021, in exchange for $30.0 million, the Company entered into a silver purchase and sale agreement with Orion (the "Silver Purchase Agreement"). Under the Silver Purchase Agreement, commencing April 30, 2022, the Company will deliver to Orion 100% of the silver production from the Granite Creek and Ruby Hill projects until the delivery of 1.2 million ounces of silver, after which the delivery will be reduced to 50% until the delivery of an aggregate of 2.5 million ounces of silver, after which the delivery will be reduced to 10% of the silver production solely from Ruby Hill Project. Orion will pay the Company an ongoing cash purchase price equal to 20% of the prevailing silver price. Until the delivery of an aggregate of 1.2 million ounces of silver, the Company is required to deliver the following minimum amounts of silver ("the Annual Minimum Delivery Amount") in each calendar year: (i) in 2022, 300,000 ounces, (ii) in 2023, 400,000 ounces, (iii) in 2024, 400,000 ounces, and (iv) in 2025, 100,000 ounces. In the event that in a calendar year the amount of silver delivered under the Silver Purchase Agreement is less than the Annual Minimum Delivery Amount, the Company shall make up such difference (the “Shortfall Amount”) by delivering on or before the fifteenth day of the month immediately following such calendar year (the "Delivery Deadline"). At the Company’s sole option, the obligation to make up the Shortfall Amount to Orion may be satisfied by the delivery of refined gold instead of refined silver, at a ratio of 1/75th ounce of refined gold for each ounce of refined silver. The Silver Purchase Agreement was funded April 2022.

On January 12, 2024, the Company entered into an extension agreement in relation to the Silver Purchase Agreement with Orion pursuant to which the 2023 Shortfall Amount Delivery Deadline was extended from January 15, 2024, to April 15, 2024 (the "Extension Agreement"). In connection with the Extension Agreement the Company paid an amendment fee of $0.2 million and issued 0.5 million common share warrants exercisable at C$2.717 per share with an exercise period of 48 months or until January 24, 2028.

On April 24, 2024, the Company entered into an amending agreement with Orion (the “Amended Silver Purchase Agreement”) to amend the terms of its Silver Purchase Agreement. In accordance with the terms of the Amended Silver Purchase Agreement, Orion agreed to extend the deadline for the outstanding deliveries required to be made on or before April 15, 2024, under the Amended Silver Purchase Agreement until May 10, 2024. In addition, if the Company meets the Stream Option Criteria (as defined below) it may elect to defer the requirements to deliver its annual minimum delivery amount for 2024 (a “Stream Deferral”) by delivering to Orion, on or before September 30, 2025, the adjusted annual minimum delivery amount (multiplied by 1.07 for silver deliveries made prior to June 30, 2025 and 1.11 for silver deliveries made thereafter). In order for the Company to implement a Stream Deferral, (i) it must be in compliance with the Budget and (ii) after assuming the delivery of the applicable minimum delivery amount in respect of 2024 by January 15, 2025, the Company would not have sufficient funds to remain in compliance with the Budget (collectively, the “Stream Option Criteria”). In addition, should the Company implement a Stream Deferral and complete an equity offering on or after January 15, 2025 until September 30, 2025, the Company will be required to deliver refined silver to Orion up to 16% of the net proceeds of such offering, in settlement of silver deliveries outstanding under the Amended Silver Purchase Agreement. The Amended Silver Purchase Agreement is subject to standard conditions and covenants, including minimum cash balance and certain reporting requirements. In connection with the Amended Silver Purchase Agreement the Company paid an amendment fee of $0.25 million to Orion.

On December 31, 2024, the Company entered into a waiver and amending agreement whereby 2024 Shortfall Amount Delivery Deadline was extended from January 15, 2025, to March 31, 2025.

The Silver Purchase Agreement is recognized as a financial liability at amortized cost and it contains two embedded derivatives as further described in Note 9 (v) and Note 21 of these Financial Statements. Interest expense is calculated by applying the effective interest rate to the financial liability. During the year ended December 31, 2024, the effective interest rate ranged from 12.5% to 23.3% (December 31, 2023 - 12.3%). As of December 31, 2024, the effective interest rate was 23.3% (December 31, 2023 - 12.3%). The change in effective interest rate during the year ended December 31, 2024 is primarily the result of a change in management's estimate of the Company's production profile. Interest accretion is included in interest expense. For each amendment above, management determined that the modification to the agreement was non-substantial and accordingly, the Company accounted for the modification as an adjustment to the existing liability.

During the second quarter of 2024, the Company delivered 394,605 ounces of silver to Orion in full satisfaction of the 2023 Shortfall Amount. For the year ended December 31, 2024, the Company incurred costs of $8.4 million in relation to silver delivered under the Silver Purchase Agreement. As of December 31, 2024, the Company had delivered 701,554 ounces of silver towards the Silver Purchase Agreement with Orion. The current portion of the liability is $8.7 million as of December 31, 2024 which represents 498,446 ounces of silver.

The obligations under the Gold Prepay Agreement and Silver Purchase Agreement are senior secured obligations of the Company and its wholly-owned subsidiaries Ruby Hill Mining Company LLC, and Osgood Mining Company LLC, and secured against the Ruby Hill project in Eureka County, Nevada and the Granite Creek project in Humboldt County, Nevada.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

(vi)Contractual maturities
The following table summarizes the Company's contractual maturities and the timing of cash flows as at December 31, 2024. The amounts presented are based on the undiscounted contractual cash flows and may not agree with the carrying amounts on the Financial Statements.

	Within 1 year	1-2 years	2-3 years	Total
Convertible Loans (i)	$6,345	$68,974	$—	$75,319
Convertible Debentures (i)	—	—	89,386	89,386
Gold Prepay (ii)	37,507	12,627	—	50,134
Silver Purchase Agreement (ii) (iii)	12,056	2,688	—	14,744
Total	$55,908	$84,289	$89,386	$229,583
(i) Undiscounted principal and interest payments due at maturity. Outstanding amounts under the Convertible Loans and Convertible Debentures can be converted into common shares of the Company at any time prior to maturity at the option of the applicable respective lender, or under certain conditions at the election of the Company (Notes 7 (i), (ii), and (iii)).

(ii) Cash flows under the Gold Prepay and Silver Purchase Agreement, presented on an undiscounted basis, are calculated based on contractual deliveries at forward gold and silver prices as of December 31, 2024.

(iii)    Represents Annual Minimum Delivery Amount in respect of 2024 and 2025 calendar years.

8.RECLAMATION LIABILITIES

The Company's reclamation liabilities results from mining activities and previously mined property interests. The obligation consists primarily of costs associated with mine reclamation and closure activities. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates. In calculating the best estimate of the Company's obligation on a net present value basis, management used credit adjusted risk-free interest rates ranging from 6.4% to 9.8%. A reconciliation is provided below:

	December 31, 2024	December 31, 2023
Balance as at January 1	$49,765	$47,321
Change in estimate	4,235	218
Reclamation expenditures	(455)	(540)
Accretion expense	3,071	2,766
Balance as at December 31	56,616	49,765
Less current portion	906	543
Long-term portion	$55,710	$49,222

The following table summarizes the Company's contractual maturities and the timing of cash flows as at December 31, 2024. The amounts presented are based on the undiscounted contractual cash flows and may not agree with the carrying amounts on the Financial Statements.

	Within 1 year	2-5 years	Thereafter	Total
Reclamation liabilities	906	$4,969	$121,723	$127,598

Surety bonds related to the Company's reclamation liabilities are described in Note 20.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

9.OTHER LIABILITIES

	December 31, 2024	December 31, 2023
Warrant liability (i)	$4,623	$4,467
Share-based payment liability (ii)	790	1,184
Orion - Conversion and change of controls rights (iii)	336	9,028
Sprott - Conversion and change of controls rights (iii)	33	1,459
Gold Prepay Agreement embedded derivative (iv)	9,665	1,676
Silver Purchase Agreement embedded derivative (v)	7,999	—
Contingent consideration (vi)	—	4,898
Lease liability	685	310
Total other liabilities	24,131	23,022
Less current portion	8,882	6,282
Long-term portion	$15,249	$16,740

(i)Warrant liability
The warrants are considered derivatives because their exercise price is in C$ whereas the Company’s functional currency is in USD. Accordingly, the Company recognizes the warrants as liabilities at fair value with changes in fair value recognized in the statement of loss. For the year ended December 31, 2024, the Company recorded a fair value gain of $9.0 million (2023 - $16.7 million) (Note 15).

The fair value of the warrants, excluding warrants issued in connection with the bought deal public offering, were calculated using the Black-Scholes option pricing model, or a Monte Carlo simulation model, if applicable taking into the account the four month hold restriction, and with the following weighted average assumptions:

	December 31, 2024	December 31, 2023
Risk-free rate	2.85% to 3.14%	3.45% to 5.08%
Warrant expected life	2 to 37 months	3 to 33 months
Expected volatility	86% to 232%	42% to 54%
Expected dividend	0%	0%
Share price	C$0.69	C$2.33

As of December 31, 2024, there were 48,185,249 warrants outstanding (December 31, 2023 - 24,716,409).

Brokered Placement

On May 1, 2024, in connection with the bought deal public offering (the “Offering“) discussed in Note 10 (b) of these Financial Statements, the Company issued 34.8 million common share warrants exercisable at C$2.15 per share with an exercise period of 48 months. The warrants commenced trading on the TSX on May 1, 2024, under the symbol "IAU.WT". The trading value was used to determine the fair value at inception and for subsequent periods. The initial fair value of the warrants recognized on inception was $8.9 million and at December 31, 2024 $3.9 million. The Company incurred $4.5 million in transaction costs in connection with the Offering, of which $4.1 million was allocated to shares issued and presented as a reduction to share capital and $0.5 million was allocated to the warrant liability and included in general and administrative expenses in the statement of loss during the year ended December 31, 2024.

Orion warrants

In connection with the Orion financing package the Company completed during the fourth quarter of 2021, the Company issued 5.5 million common share warrants exercisable at C$3.275 per share with an exercise period of 36 months or until December 13, 2024. On September 20, 2023, in connection with the A&R Gold Prepay Agreement the Company extended the expiry date by an additional twelve months to December 13, 2025. The initial fair value of the warrants recognized on inception was $3.5 million and at December 31, 2024 $0.3 million (December 31, 2023 - $2.0 million).

In connection with the A&R Gold Prepay Agreement entered into during the third quarter of 2023, the Company issued 3.8 million common share warrants exercisable at C$3.17 per share with an exercise period of 36 months or until September 20, 2026. The warrants included a four month hold period. The initial fair value of the warrants recognized on inception was $1.9 million and at December 31, 2024 $0.3 million (December 31, 2023 - $1.8 million).

In connection with the Extension Agreement entered into during the first quarter of 2024, the Company issued 0.5 million common share warrants exercisable at C$2.72 per share with an exercise period of 48 months or until January 24, 2028. The warrants included a four month hold period. The initial fair value of the warrants recognized on inception was $0.3 million and at December 31, 2024 was $0.1 million (note 19).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

Paycore replacement warrants

In connection with the Paycore acquisition discussed in Note 3 of these Financial Statements, the Company issued a total of 3.8 million common share warrants for Paycore warrants outstanding on the date of acquisition. The replacement warrants were comprised of 0.2 million common share warrants at an exercise price of C$3.09 per common share until April 20, 2024, 0.3 million common share warrants at an exercise price of C$2.40 per common share until February 9, 2025, and 3.3 million common share warrants at an exercise price of C$4.02 per common share until May 2, 2025. The initial fair value of the warrants recognized on inception was $2.7 million and at December 31, 2024 $0.1 million (December 31, 2023 - $0.6 million). On April 20, 2024, 0.2 million common share warrants at an exercise price of C$3.09 per common share expired.

Waterton warrants

In connection with the acquisition of Osgood the Company issued to Waterton 12.1 million common share warrants which are exercisable into one fully paid and non-assessable common share of the Company at an exercise price of C$3.64 per share until April 14, 2024. The warrants included a four month hold period. The initial fair value of the warrants recognized on inception was $6.1 million and at December 31, 2024 nil (December 31, 2023 - $0.1 million). During the first quarter of 2023, Waterton exercised 0.4 million warrants to purchase 0.4 million common shares of the Company. On April 14, 2024, the remaining balance of 11.7 million common share warrants expired (note 19).

(ii)Share-based payment liability
The Company recognized a share-based payment liability of $0.8 million at December 31, 2024 (December 31, 2023 - $1.2 million) under the Company's restricted and deferred share unit plans (Note 10 (e)). The current portion of the liability is $0.2 million at December 31, 2024 (December 31, 2023 - $0.5 million).

(iii)Conversion and change of control right
The financial liability represents the conversion and change of control rights included in the Orion and Sprott Convertible Loans (Note 7 and Note 21).

(iv)Gold Prepay embedded derivative

The financial liability represents the embedded derivative in relation to the fixed gold price included in the Gold Prepay Agreement (Note 7 (iv) and Note 21). The Company recognizes the embedded derivative at fair value with changes in fair value recognized in profit or loss. For the year ended December 31, 2024, the Company recorded a fair value loss of $8.0 million, (2023 - $4.6 million) related to the valuation of the embedded derivative through the statement of loss (Note 15). As of December 31, 2024, the current portion of the Gold Prepay embedded derivative liability was $7.4 million.

(v)Silver Purchase Agreement embedded derivative

The liability balance represents the embedded derivative in relation to the silver price included in the Silver Purchase Agreement (Note 7 (v) and Note 21). The Company recognizes the embedded derivative at fair value with changes in fair value recognized in profit or loss. For the year ended December 31, 2024, the Company recorded a fair value loss of 9.9 million (2023 - nil) related to the valuation of the embedded derivative through the statement of loss (Note 15). As of December 31, 2024, the current portion of the Silver Purchase Agreement embedded derivative liability was $0.8 million.

(vi)Contingent consideration

In connection with the acquisition of Osgood Mining Company LLC ("Osgood") from Waterton Global Resource Management, Inc. (“Waterton”), the Company recorded a financial liability associated with the contingent value rights obligation. The contingent value rights obligation included a payment to Waterton in the amount of $5.0 million upon the public announcement of a positive production decision related to the Granite Creek Project (underground or open pit) (the "Production Payment"), and an additional $5.0 million upon production of the first ounce of gold (excluding ordinary testing and bulk sampling programs) following a 60 consecutive day period where gold prices have exceeded $2,000 per ounce (the "Price Payment").

In the third quarter of 2022, the Company paid Waterton $5.0 million in cash as part of the contingent value rights Production Payment. In the first quarter of 2024, the Company paid Waterton $3.6 million as part of the contingent value rights Price Payment. Consideration paid to Waterton consisted of 2.7 million common shares of the Company valued at $3.6 million. In the second quarter of 2024, the Company paid Waterton $1.4 million in cash in full satisfaction of the $5.0 million Price Payment.

The Company recognized the liability at fair value with changes in fair value recognized in profit or loss. For the year ended December 31, 2024, the Company recognized a loss on the revaluation of the liability of $0.1 million (2023 - $0.4 million) through the statement of loss (Note 15).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

(vii)Deferred consideration

In connection with the acquisition of Ruby Hill the Company recorded a financial liability associated with the milestone payments. The four milestone payments and corresponding early prepayment options are as follows:

•$17 million in cash and/or shares of i-80 Gold payable on the earlier of 60 days following the issuance of a press release by the Company regarding the completion of a new or updated Mineral Resource estimate for Ruby Hill or 15 months after closing, based on the market price of i-80 Gold's shares at the time of such payment (the "First Milestone Payment");
•$15 million in cash and/or shares of i-80 payable on the earlier of 60 days following the issuance of a press release by the Company regarding the completion of a Feasibility Study for Ruby Hill or 24 months after closing, based on the market price of i-80 Gold's shares at the time of such payment (the "Second Milestone Payment"). An early prepayment option to reduce the payment by $5 million to $10 million is available if the payment is made less than 15 months after closing and if the payment in shares of the Company does not exceed up to $7.5 million of the total amount, at the Company's discretion.
•$15 million in cash and/or shares of i-80 Gold payable on the earlier of 30 months after closing and 90 days following the announcement by the Company of a construction decision related to a deposit on any portion of Ruby Hill that is not currently being mined, based on the market price of i-80 Gold's shares at the time of such payment (the "Third Milestone Payment"); and
•$20 million in cash and/or shares of i-80 Gold payable on the earlier of 36 months after closing and 90 days following the announcement by the Company of achieving Commercial Production related to a deposit on any portion of Ruby Hill that is not currently being mined, priced based on the market price of i-80 Gold's shares at the time of such payment (the "Fourth Milestone Payment"). An early prepayment option to reduce the payment for the third and fourth milestone payments to $20 million is available if the payments are done prior to 24 months after closing, if the payment in shares of the Company did not exceed up to $10 million of the total amount, at the Company's discretion, and if shares held by Waterton do not exceed 9.99% of the outstanding shares of the Company.
During the year ended December 31, 2023, the Company exercised the early prepayment options and paid to Waterton total consideration of $47.0 million in satisfaction of all Milestone Payments. Consideration paid to Waterton consisted of $21.0 million in cash and 12.1 million common shares of the Company valued at $26.0 million (Note 10). The deferred consideration due under the terms of the acquisition of Ruby Hill have been fully satisfied.

The Company recognized the liability at fair value with changes in fair value recognized in profit or loss. The initial fair value of the liability recognized on inception was $41.9 million. For the year ended December 31, 2024, the Company recognized a loss on the revaluation of the liability of nil (2023 - $1.2 million) through the statement of loss (Note 15). The deferred consideration was fully satisfied in 2023, as a result no further gains or losses have been recorded.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

10.COMMON SHARES

(a)Issued share capital:

	Note	Number of shares	Amount
Balance as at December 31, 2022		240,561,017	$354,470
Shares issued on acquisition of Paycore Minerals Inc.	(viii)	30,505,575	78,787
Shares issued in equity financing	(vii)	13,629,800	27,693
Shares issued in relation to Ruby Hill contingent payments	(vi)	12,128,695	26,000
Shares issued in relation to Convertible Loan	(v)	800,449	1,665
Exercise of warrants and stock options		876,798	2,423
Share issue costs		—	(1,768)
Balance as at December 31, 2023		298,502,334	$489,270
Shares issued in brokered placement	(i)	69,698,050	74,644
Shares issued in ATM Program	(ii)	22,408,343	22,559
Shares issued in private placement	(iii)	13,064,204	17,436
Shares issued in relation to Granite Creek contingent payments	(iv)	2,727,336	3,564
Shares issued in relation to Convertible Loan	(v)	2,127,839	2,463
Exercise of stock options		1,012,100	2,164
Shares issued from settlement of DSUs		246,750	118
Share issue costs		—	(5,713)
Balance as at December 31, 2024		409,786,956	$606,505

(i)On May 1, 2024, the Company completed a bought deal public offering of an aggregate of 69.7 million units (each, a “Unit“) at a price of C$1.65 per Unit for aggregate gross proceeds to the Company of approximately $83.5 million (C$115 million), including the full exercise of the previously announced over-allotment option. Each Unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant of the Company. Each warrant is exercisable to acquire one common share of the Company for a period of 48 months from closing of the Offering at an exercise price of C$2.15 per share. On May 1, 2024, 34.8 million share purchase warrants issued in connection with the Offering commenced trading on the TSX under the symbol "IAU.WT".

The underwriters' were paid a cash commission equal to 5% of the gross proceeds of the Offering, excluding proceeds from sales of Units to certain president’s list purchasers. The Company received net proceeds of $79.2 million (C$109.1 million) net of underwriters commission of $4.2 million (C$5.7 million) and other costs of $0.1 million (C$0.1 million). The Offering was completed pursuant to a short form prospectus dated April 25, 2024 (the “Prospectus“). Certain directors and officers of the Company purchased an aggregate of 300,000 Units pursuant to the Offering.

The warrants are considered derivatives because their exercise price is in C$ whereas the Company’s functional currency is in USD. Accordingly, the Company recognizes the warrants as liabilities at fair value with changes in fair value recognized in profit or loss. Of the $83.5 million gross proceeds received, $8.9 million was allocated to the warrant liability and the residual $74.6 million was allocated to the common shares issued and classified as equity. The warrant liability was valued at inception using the closing price of the warrants of C$0.35 on May 1, 2024. The Company incurred $4.5 million in transaction costs in connection with the Offering, of which $4.1 million was allocated to shares issued and presented as a reduction to share capital.

(ii)The Company obtained a receipt for a final short form base shelf prospectus on June 24, 2024 (the "Canadian Shelf Prospectus"). The Canadian Shelf Prospectus was filed with the securities regulators in each province and territory of Canada, and a corresponding U.S. base prospectus contained in its registration statement on Form F-10 (the "U.S. Base Prospectus") was filed with the SEC.

The ATM Program was implemented pursuant to the terms of an equity distribution agreement dated August 12, 2024 (the "Equity Distribution Agreement"), among the Company, National Bank Financial Inc., and a syndicate of underwriters (collectively, the "Agents"). The ATM Program allows i-80, through the Agents, to, from time to time, offer and sell in Canada and the United States through the facilities of the TSX and the NYSE such number of common shares in the capital of the Company (the “Shares”) as would have an aggregate offering price of up to $50 million.

The offering of Shares under the ATM Program are made through and qualified in Canada by, a prospectus supplement dated August 12, 2024 (the “Canadian Prospectus Supplement”) to the Canadian Shelf Prospectus, each filed with the securities commissions in each of the provinces and territories of Canada, and in the United States pursuant to a prospectus supplement dated August 12, 2024 (the “U.S. Prospectus Supplement”) to the Company's U.S. Base Prospectus filed with the SEC.

The ATM Program was effective until the filing of the Company's annual 10-K on March 31, 2025.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

For the period from August 12, 2024, to December 31, 2024, the Company issued 22.4 million common shares under the ATM Program at a weighted average share price of $1.01 per common share for total gross proceeds of $22.6 million. Transaction costs incurred of $0.9 million are presented as a reduction to share capital.

(iii)On February 20, 2024, the Company completed a non-brokered private placement of common shares. An aggregate of 13.1 million shares were issued by the Company at a price of C$1.80 per common share for aggregate gross proceeds of $17.4 million (C$23.5 million). Certain directors and/or officers of the Company subscribed for C$0.3 million in common shares under the private placement. Transaction costs incurred of $0.4 million are presented as a reduction to share capital.

(iv)On March 20, 2024, the Company issued 1.1 million common shares to Waterton at a price of C$1.73 for total gross proceeds of $1.4 million (C$2.0 million) as partial consideration of the contingent value rights payment related to Granite Creek, as further described in Note 9 (vi) of these Financial Statements.

On February 9, 2024, the Company issued 1.6 million common shares to Waterton at a price of C$1.80 for total gross proceeds of $2.1 million (C$2.9 million) as partial consideration of the contingent value rights payment related to Granite Creek, as further described in Note 9 (vi) of these Financial Statements.

(v)On October 31, 2024, The Company issued common shares in connection with Sprott's conversion under the Sprott Convertible Loan (Note 7).

On June 27, 2023, Sprott converted $1.8 million in principal and subject to obtaining approval of the TSX $0.2 million in interest of the Sprott Convertible Loan into 0.8 million common shares of the Company. On July 7, 2023, upon approval of the TSX the Company issued 0.8 million common shares to Sprott.

(vi)On October 16, 2023, the Company issued 6.6 million common shares to Waterton at a price of C$2.057 for total gross proceeds of $10.0 million (C$13.6 million) as partial consideration of the Third Milestone Payment and Fourth Milestone Payment related to the Ruby Hill deferred consideration, as further described in Note 9 (vii) of these Financial Statements.

On January 16, 2023, the Company issued 5.5 million common shares to Waterton at a price of C$3.8945 for total gross proceeds of $16.0 million (C$21.5 million) as partial consideration of the First Milestone Payment and Second Milestone Payment related to the Ruby Hill deferred consideration, as further described in Note 9 (vii) of these Financial Statements.

(vii)On May 9, 2023, in connection with the Paycore acquisition the Company issued 5.0 million common shares to Waterton in settlement of the contingent value rights agreement between Paycore and Waterton, as further described in Note 3 of these Financial Statements.

On May 5, 2023, the Company acquired 100% of the issued and outstanding shares of Paycore at the Exchange Ratio issuing 25.5 million common shares to Paycore shareholders, as further described in Note 3 of these Financial Statements.

(viii)On August 1, 2023, the Company completed a private placement of common shares led by CIBC Capital Markets on behalf of a syndicate of underwriters. An aggregate of 13.6 million shares were issued by the Company at a price of C$2.70 per common share for aggregate gross proceeds of $27.7 million (C$36.8 million). Certain directors and/or officers of the Company subscribed for C$0.5 million in common shares and a related party subscribed for C$2.7 million in common shares under the private placement, both of which are related party transactions.

(b)Share-based payments

The following table summarizes share-based payment expense included in the statement of loss in general and administrative expenses:

	Year ended December 31,
	2024	2023
Stock option	$847	$2,107
RSUs and DSUs	740	1,015
Total	$1,587	$3,122

(c)Share option plan

The Company has a share option plan (the "Plan") which is restricted to directors, officers, key employees and consultants of the Company. The number of common shares subject to options granted under the Plan (and under all other management options and employee stock purchase plans) is limited to 10% in the aggregate and 1% with respect to any one optionee of the number of issued and outstanding common shares of the Company at the date of the grant of the option. Options issued under the Plan may be exercised during a period determined by the Company's Board of Directors which cannot exceed ten years. Vesting periods may range from immediate to five years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

(d)Stock options

The continuity of stock options issued and outstanding are as follows:

	Options outstanding #	Weighted average price C$
Outstanding at December 31, 2022	7,878,746	2.30
Issued in Paycore Acquisition	1,727,200	1.89
Granted	2,088,687	3.20
Exercised	(526,798)	2.59
Expired	(16,000)	2.91
Forfeited	(92,590)	2.69
Outstanding at December 31, 2023	11,059,245	2.39
Granted	941,316	1.74
Exercised	(1,012,100)	1.32
Expired	(368,873)	2.12
Forfeited	(66,468)	3.21
Outstanding at December 31, 2024	10,553,120	2.43
The weighted average share price at the date of exercise for the year ended December 31, 2024 was C$1.83 (2023 - C$3.13).

At December 31, 2024, the following options were outstanding, and outstanding and exercisable:

	Outstanding			Outstanding and Exercisable
Exercise price CAD	Options #	Weighted average exercise price C$	Weighted average remaining life in years	Options #	Weighted average exercise price C$	Weighted average remaining life in years
$0.59 - $2.07	2,984,416	$1.47	2.13	2,694,422	$1.44	1.91
$2.08 - $2.64	2,914,388	$2.55	2.15	2,914,388	$2.55	2.15
$2.65 - $3.17	2,408,550	$2.72	1.28	2,408,550	$2.72	1.28
$3.18 - $3.67	2,245,766	$3.26	2.85	1,857,575	$3.27	2.80
	10,553,120	$2.43	2.09	9,874,935	$2.42	1.99
Total vested stock options at December 31, 2024 were 9,874,935 (December 31, 2023 - 9,081,403) with a weighted average exercise price of C$2.42 (December 31, 2023 - C$2.25). As of December 31, 2024, there were 678,185 unvested stock options (December 31, 2023 - 1,977,842).

At December 31, 2024, there was $0.1 million of unrecognized compensation costs related to the unvested options expected to be recognized over a period of approximately 0.7 years.

For purposes of the options granted, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

	December 31, 2024	December 31, 2023
Risk-free interest rate	3.84% to 4.05%	3.47% to 4.03%
Annualized volatility based on historic volatility	52% to 53%	52% to 60%
Expected dividend	Nil	Nil
Forfeiture rate	4.1% to 4.2%	0.0% to 4.4%
Expected option life	2.0 to 3.5 years	2.4 to 3.5 years
Weighted-average fair market value	$0.67	$1.43
(e)Restricted and Deferred Share Unit Plan

The Company adopted the RSU plan to allow the Board of Directors to grant its employees non-transferable share units based on the value of the Company's share price at the date of grant. The awards have a graded vesting schedule over a three-year period. The RSUs are settled in cash or equity at the option of the Company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

The Company adopted the DSU plan to grant members of its Board of Directors non-transferable share units based on the value of the Company's share price at the date of grant. The awards have a graded vesting schedule over a three-year period. DSUs must be retained until the Director leaves the Board, at which time the awards will be settled in cash or equity at the option of the Company.

The following table summarizes the continuity of the RSUs and DSUs for the period ended December 31, 2024:

	RSUs outstanding #	DSUs outstanding #
Outstanding at December 31, 2022	465,642	175,091
Granted	731,543	167,374
Settled	(464,159)	—
Forfeited	(31,271)	—
Outstanding at December 31, 2023	701,755	342,465
Granted	9,418,243	661,561
Settled	(1,093,866)	(246,750)
Forfeited	(195,577)	—
Outstanding at December 31, 2024	8,830,555	757,276

As the RSUs and DSUs are expected to be settled in cash, at December 31, 2024 a current liability of $0.2 million and a long-term liability of $0.5 million was outstanding and included in other liabilities (December 31, 2023 - $0.5 million and $0.7 million, respectively). For the year ended December 31, 2024, $0.7 million has been recorded as an expense and included in share-based payments (2023 - $1.0 million). The total fair value of the vested and unvested RSUs and DSUs at December 31, 2024 was C$6.6 million (December 31, 2023 - C$2.4 million).

At December 31, 2024, there was $3.1 million and $0.1 million of unrecognized compensation costs related to the unvested RSUs and DSUs expected to be recognized over a period of approximately 2.7 years and 1.2 years, respectively.

For purposes of the vesting of the RSUs and DSUs, the fair value of the liability was estimated using the share price of the valuation date and an expected weighted average forfeiture rate of 6% and nil, respectively.

11.BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is calculated based on the weighted average number of common shares outstanding during the year. Diluted loss per share is based on the assumption that potential dilutive shares have been issued. The calculation of basic and diluted loss per share is as follows:

	Year ended December 31,
	2024	2023
Net loss	$(121,533)	$(89,654)

Basic and diluted weighted average shares outstanding	359,206,859	274,057,213

Basic and diluted loss per share	$(0.34)	$(0.33)

Convertible debentures and convertible loans of 49,352,948, stock options of 10,553,120 (Note 10 (d)) and warrants of 48,185,249 (Note 9 (i)) were excluded from the computation of diluted weighted average shares outstanding for the year ended December 31, 2024 (2023 - 47,172,138, 11,059,245 and 24,716,409, respectively) as their effect would be anti-dilutive.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

12.SUPPLEMENTAL CASH FLOW INFORMATION

(i) The following table summarizes the changes in operating assets and liabilities:

	Year ended December 31,
	2024	2023
Receivables	$1,077	$(3,604)
Prepaids and deposits	1,210	750
Inventory	(3,622)	1,383
Accounts payable and accrued liabilities	(752)	9,915
(Decrease) increase in working capital	$(2,087)	$8,444

(ii) The following table summarizes non-cash items included in other income:

	Year ended December 31,
	2024	2023
Gain on warrants valuation	$8,981	$16,686
Gain on Convertible Loans derivative valuation	11,799	21,852
Loss on contingent and deferred consideration	(102)	(1,552)
Gain on investments	—	997
(Loss) gain on sales from Gold Prepay	(3,975)	569
Loss on Gold Prepay derivative valuation	(7,990)	(4,591)
Loss on Silver Purchase derivative valuation	(9,897)	—
Other	231	(571)
Total non-cash items included in other income	$(953)	$33,390

(iii) The following table summarizes non-cash financing and investing activities:

	Year ended December 31,
	2024	2023
Shares issued in relation to Convertible Loan (Note 7 (ii))	$2,463	$1,665
Shares issued in relation to Granite Creek contingent payments (Note 9 (vi))	3,564	—
Shares issued in relation to Ruby Hill contingent payments (Note 9 (vii))	—	26,000
Shares and options issued on acquisition of Paycore Minerals Inc. (Note 3)	—	81,302

13.REVENUE

Revenue by customer

The Company has three customers that exceeded 10% of the Company's revenue in 2024, revenue to each customer was $24.4 million, $16.0 million, and $8.03 million. At December 31, 2023, the Company had four customers that exceeded 10% of the Company's revenue - $15.3 million, $13.8 million, $12.8 million, and $11.0 million. At December 31, 2024, the Company had one customer that made up 92% of trade receivable. At December 31, 2023, the Company had two customers that made up 95% of trade receivable. The Company is not economically dependent on a limited number of customers for the sale of its product because gold and other metals can be sold through numerous commodity market traders worldwide.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

Geographic information

	Year ended December 31,
Revenue	2024	2023
United States	$48,546	$42,061
United Kingdom	1,789	12,849
Total	$50,335	$54,910

Revenue by product

	Year ended December 31,
Revenue	2024	2023
Gold and silver	$32,754	$28,605
Mineralized material	17,581	26,305
Total	$50,335	$54,910

14.EXPLORATION, EVALUATION AND PRE-DEVELOPMENT

	Year ended December 31,
	2024	2023
Exploration and evaluation	$14,701	$36,416
Pre-development	23,729	24,675
Total exploration, evaluation and pre-development	$38,430	$61,091

Total exploration and evaluation costs consist primarily of drilling and assay costs, exploration supports costs and project study costs. Total pre-development costs consists of mine infrastructure costs and developing underground access to mineralized material.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

15.OTHER EXPENSE AND OTHER INCOME

	Year ended December 31,
	2024	2023
(Loss) gain on sales from Gold Prepay	$(3,975)	$569
Loss on Gold Prepay derivative valuation	(7,990)	(4,591)
Loss on Silver Purchase Agreement derivative valuation	(9,897)	—
Loss on contingent and deferred consideration	(102)	(1,552)
Loss on foreign exchange	(33)	(27)
Total other expense	$(21,997)	$(5,601)

	Year ended December 31,
	2024	2023
Gain on Convertible Loans derivative valuation	$11,799	$21,852
Gain on warrants valuation	8,981	16,686
Gain on investments	—	997
Interest income on restricted cash	1,709	1,568
Other	1,511	(81)
Total other income	$24,000	$41,022

16.INTEREST EXPENSE

	Year ended December 31,
	2024	2023
Interest accretion on Convertible Loans	$11,091	$9,456
Interest accretion on Gold Prepay	11,052	8,867
Interest accretion on Silver Purchase Agreement	3,125	3,427
Interest accretion on Convertible Debentures	5,841	4,557
Amortization of finance costs	1,386	996
Other interest expense	456	33
Total interest expense	$32,951	$27,336
17.SEGMENTED INFORMATION

The Company's currently has four principal assets which represent the Company's reportable and operating segments. All operating segments are Nevada, US. Results of the operating segments are reviewed by the Company's chief operating decision maker ("CODM") to make decisions about resources to be allocated to the segments and to assess their performance. The Company's CODM is the chief executive officer. In the fourth quarter of 2024, the CODM reassessed their approach to evaluating the Company's performance and accordingly has revised the presentation of its operating segments. This presentation has been applied retrospectively. The CODM uses adjusted loss from operations to evaluate each operation's financial performance. The Corporate and other segment relates to the corporate administration function and includes other non pre-development properties in total assets. Inter-segment expenses and expense recoveries are not eliminated and shown in the respective segment. The results from operations for these reportable segments are summarized in the following tables:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

Year ended December 31, 2024	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Revenue	$25,392	$8,409	$16,534	$—	$—	$50,335
Costs applicable to sales[1]	(48,016)	(7,474)	(6,320)	—	—
Exploration, evaluation and pre-development	(24,428)	(1,796)	7	(11,985)	(228)
Property maintenance	(756)	(2,062)	(9,742)	(925)	(676)
Adjusted loss from operations	(47,808)	(2,923)	479	(12,910)	(904)	(64,066)
Unallocated expenses:
Depletion, depreciation and amortization						(1,489)
Royalties						(2,759)
General and administrative						(20,773)
Loss from operations						$(89,087)

Year ended December 31, 2023	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Revenue	$29,690	$12,896	$12,324	$—	$—	$54,910
Costs applicable to sales[1]	(29,600)	(12,383)	(9,608)	—	—
Exploration, evaluation and pre-development	(20,406)	(17,063)	(340)	(19,607)	(3,675)
Property maintenance	(415)	(1,906)	(9,275)	(838)	(646)
Adjusted loss from operations	(20,731)	(18,456)	(6,899)	(20,445)	(4,321)	(70,853)
Unallocated expenses:
Depletion, depreciation and amortization						(7,202)
Royalties						(1,260)
General and administrative						(21,638)
Loss from operations						(100,953)
____________________________
1 Cost of sales excluding depletion, depreciation, amortization and royalties

As at December 31, 2024	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Capital expenditures	$1,138	$407	$762	$—	$—	$2,307
Total assets	$115,414	$117,277	$259,689	$53,412	$109,837	$655,629

As at December 31, 2023	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Capital expenditures	$3,933	$142	$13,162	$209	$92,063	$109,509
Total assets	$115,704	$117,474	$261,480	$51,943	$107,682	$654,283

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

18.INCOME TAXES

(a)The major components of income tax expense (recovery) are as follows:

	Year ended December 31,
	2024	2023
Current income tax expense	$—	$228
Deferred income tax expense (recovery)	1,498	(3,442)
Income tax expense (recovery)	$1,498	$(3,214)

The components of the consolidated income tax expense (recovery) are as follows:

	Year ended December 31,
	2024	2023
United States	$—	$228
Canada	—	—
Current tax expense	$—	$228

United States	$1,498	$(3,442)
Canada	—	—
Deferred tax expense (recovery)	$1,498	$(3,442)

Total income tax expense (recovery)	$1,498	$(3,214)

The components of loss before income taxes are as follows:

	Year ended December 31,
	2024	2023
United States	$(72,833)	$(90,907)
Canada	(47,202)	(1,961)
Loss before income taxes	$(120,035)	$(92,868)

(b)The income tax expense (recovery) for the year can be reconciled to the net loss as follows:

	December 31,		December 31,
	2024		2023
Net loss before income tax expense (recovery)	$(120,035)		$(92,868)
Canadian federal and provincial income tax rates	(32,409)	27%	(25,074)	27%

Increase / (decrease) due to:
Permanent differences	(1,187)		(3,230)
Impact of foreign tax rates	4,372		5,337
Other foreign exchange differences	1,157		(1,509)
Prior year's adjustments relating to tax provision and tax returns	3,356		(2,556)
Change in unrecognized deferred taxes	27,992		25,512
Share issuance cost	(1,543)		(1,344)
Other	(240)		(350)
Income tax expense (recovery)	$1,498	(1)%	$(3,214)	3%

(c)Deferred tax assets and liabilities have been offset where they relate to income taxes levied by the same taxation authority and the Company has the legal right and intent to offset.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

Movement in net deferred tax liabilities:

	December 31, 2024	December 31, 2023
Balance at the beginning of year	$14,903	$4,483
Recognized in property, plant and equipment, net	—	13,862
Recognized in loss	1,498	(3,442)
Balance at the end of the year	$16,401	$14,903

The Company recognizes deferred taxes by taking into account the effects of local enacted tax legislation. The main factors that the Company considers are historic and expected future taxable income. Any tax planning that can be implemented to realize the tax assets; and the nature, amount and timing and reversal of taxable temporary differences.The Company reviews the measurement of its deferred tax assets at each reporting period. The Company has provided a valuation allowance for certain of its deferred assets where the Company believes it is more likely than not that some portion or all of such assets will not be realized.

Future income is impacted by changes in market gold and silver prices as well as forecasted future costs and expenses to produce gold and silver. In addition the quantities of minerals, market interest rates also impact future levels of taxable income. Any change in any of these factors will result in an adjustment to the recognition of deferred tax assets to reflect the Company's latest assessment of the amount of deferred tax assets that is probable will be realized.

The following is the analysis of deferred tax assets (liabilities) presented in the Consolidated Balance Sheets:

	December 31, 2024	December 31, 2023
Deferred tax assets
Non-capital loss	$70,001	$52,124
Intercompany interest payable	7,047	4,191
Silver Purchase Agreement liability	7,602	8,009
Gold Prepay liability	8,562	11,383
Gold Prepay embedded derivative	2,610	—
Orion - conversion and change of control rights	—	2,438
Asset retirement obligation	11,621	10,274
Other	6,657	2,825
Gross deferred tax asset	$114,100	$91,244
Valuation allowance	(75,328)	(46,982)
Total deferred tax assets net of valuation allowance	$38,771	$44,262

Deferred tax liabilities
Property, plant and equipment, net	$(40,819)	$(39,350)
Other	(14,353)	(19,815)
Total deferred tax liabilities	(55,172)	(59,165)
Net deferred tax liabilities	$(16,401)	$(14,903)

(d)Tax attribute carryforwards by jurisdiction

U.S. operating losses of $225.3 million do not expire and $12.9 million between 2033 and 2035. Canadian operating losses of $74.3 million expire between 2041 and 2043.

(e)Valuation allowance

A reconciliation of the beginning and ending amount of the valuation allowance is as follows:

	December 31, 2024	December 31, 2023
Balance at the beginning of year	$46,982	$52,248
Increases in balances related to current year tax positions	31,089	23,503
Decreases in balances related to current year tax positions	(2,743)	(28,769)
Balance at the end of the year	$75,328	$46,982

The valuation allowance for U.S deferred tax assets is $45.9 million (2023 - $26.0 million) and for Canada is $29.4 million (2023 - $20.9 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

The utilization of U.S. net operating loss carryforwards, tax credit carryforwards, and recognized built-in losses may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code and state tax laws. Section 382 of the Internal Revenue Code of 1986, as amended. If the Company experiences an ownership change, an annual limitation would be imposed on certain of the Company’s tax attributes, including net operating losses and certain other losses, credits, deductions or tax basis. The Company does not expect any of its U.S. tax attributes to expire unused as a result of the Section 382 annual limitations. However, the annual limitations may impact the timeframe over which the net operating loss carryforwards can be used, potentially impacting cash tax liabilities in a future period

The Company or its subsidiaries file income tax returns in the United States and Canada. These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations. United States: 2014 to 2024, Canada: 2020 to 2024.

19.RELATED PARTY TRANSACTIONS

The Company had the following transactions with its related parties who have been identified as principal owners.

Related party debt

(i)The Company entered into convertible loan agreements with both Orion and Sprott (Note 7). Interest accretion related to the loans are recorded in interest expense (Note 16).

(ii)The Company has a gold prepay and silver purchase agreement with Orion (Note 7).

Other liabilities

(i)In connection with the financing package completed in 2021 and subsequent amendments, the company issued warrants to Orion (Note 9).

20.COMMITMENTS AND CONTINGENCIES

Surety bonds

At December 31, 2024, the Company has outstanding surety bonds in the amount of $132.8 million (2023 - $132.8 million) in favor of either the United States Department of the Interior, Bureau of Land Management ("BLM"), or the State of Nevada, Department of Conservation & Natural Resources as financial support for environmental reclamation and exploration permitting. This includes surety bonds for the Lone Tree project and the Ruby Hill property. The surety bonds are secured by restricted cash (Note 5). The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As specific requirements are met, the BLM and State of Nevada as beneficiary of the instruments, will return the instruments to the issuing entity. As these instruments are associated with operating sites with long-lived assets, they will remain outstanding until closure.

Royalties

The Company pays Net Smelter Return ("NSR") royalties on its Granite Creek property at a rate of 1-5% and on its Ruby Hill property at a rate of 3% on revenues. In addition, Granite Creek has a 10% Net Profit Interest ("NPI") royalty calculated on a profit calculation with certain deductions. These royalties are recorded in cost of gold sold in the amount of $2.8 million (2023- $1.3 million) .The Company has other royalties committed on properties that are not currently producing.

Contingent Consideration

On June 14, 2012, Premier USA, through its wholly-owned subsidiary, Au-Reka, acquired a 100% interest in the Cove portion of the McCoy-Cove Property (the "Cove Deposit") from Victoria Gold Corporation ("Victoria") pursuant to an asset purchase agreement dated June 4, 2012. In the event of production from the Cove Deposit, the Company will make additional payments to Victoria in the aggregate amount of $13.8 million (C$20 million).

21.FINANCIAL INSTRUMENTS

The Company examines the various financial risks to which it is exposed and assesses the impact and likelihood of occurrence. These risks may include credit risk, liquidity risk, currency risk, interest rate risk and other risks. Where material, these risks are reviewed and monitored by the Board of Directors.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

(a)Fair value accounting

The fair value hierarchy prioritizes the input to valuation techniques used to measure fair values as follows:

Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices); and

Level 3: inputs for the asset or liability that are not based on observable market data (unobservable inputs).

The following table presents financial instruments measured at fair value on a recurring basis within the fair value hierarchy for level 1 and 2 financial instruments:

		December 31, 2024		December 31, 2023
	Level	Carrying amount	Fair value	Carrying amount	Fair value
Warranty liability	1	$4,623	$4,623	$4,467	$4,467
Share based payments	2	$790	$790	$1,184	$1,184
The Company calculates fair values based on the following methods of valuation and assumptions for level 1 and level 2:

Financial assets and liabilities

Financial assets other than the Company's derivative assets described are carried at amortized cost. The fair value of cash and cash equivalents and receivables approximate their carrying value due to their short-term nature.

Financial liabilities not classified as fair value through the statement of loss are carried at amortized cost. Accounts payable and accrued liabilities approximate their carrying value due to their short term nature.

Share-based payment and warrant liabilities

The share-based payment and warrant liabilities are classified within level 2 of the fair value hierarchy and are fair valued using a valuation model that incorporates such factors as the Company’s share price volatility, risk-free rates and expiry dates including managements assumptions on forfeiture rates.

The warrants issued in connection with the Offering are classified within level 1 of the fair value hierarchy as the warrants are listed on the TSX and therefore a quoted market price is available.

(i)Fair value measurements using significant unobservable inputs (level 3):
The following tables present the changes in level 3 items:

	Convertible Loans
	Orion conversion and change of control rights	Sprott conversion and change of control rights	Silver Purchase Agreement - silver price derivative	Gold Prepay - gold price derivative	Contingent consideration	Deferred consideration
Balance as at January 1, 2023	$(27,029)	$(5,299)	$1,898	$2,916	$(4,541)	$(45,805)
Repayment	—	—	—	—	—	47,000
Fair value adjustments	18,001	3,840	—	(4,592)	(357)	(1,195)
Balance as at December 31, 2023	$(9,028)	$(1,459)	$1,898	$(1,676)	$(4,898)	$—
Repayment	—	—	—	—	5,000	—
Fair value adjustments	8,692	1,426	(9,897)	(7,989)	(102)	—
Balance as at December 31, 2024	$(336)	$(33)	$(7,999)	$(9,665)	$—	$—

The Company's derivative instruments are described in the level 1, 2 and 3 tables in this note.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

The Company calculates fair values based on the following methods of valuation and assumptions for level 3 financial instruments as follows:

Convertible Loans

The Convertible Loans contain conversion and change of control rights that are separately measured at fair each reporting period (level 3). In determining the fair value at each reporting period, management judgement is required in respect to input variables of the financial model used for estimation purposes. These variables include such inputs as managements estimate of the probability and date of a change of control event, the Company's share price, share price variability, credit spreads, and interest rates. Gains and losses were recorded in other income and other expense in the Consolidated Statement of Operations.

Gold Prepay Agreement

The Gold Prepay Agreement is recognized as a financial liability at amortized cost and contains an embedded derivative in relation to the embedded gold price within the agreement that is measured at fair value each reporting period (level 3). In determining the fair value of the embedded derivative at each reporting period, management judgement is required in respect to input variables of the financial model used for estimation purposes. These variables include such inputs as metal prices, metal price volatility, and risk-free borrowing rates. Gains and losses were recorded in other income and other expense in the Consolidated Statement of Operations.

Silver Purchase Agreement

The Silver Purchase Agreement is recognized as a financial liability at amortized cost and it contains two embedded derivatives; one in relation to the embedded silver price within the agreement and the other in relation to the gold substitution option whereby i-80 Gold can choose to deliver gold instead of silver at a ratio of 75:1, both are measured at fair value each reporting period (level 3). On initial recognition and at December 31, 2024 and 2023, the gold substitution option did not have any value. In determining the fair value of the embedded derivatives at each reporting period, management judgement is required in respect to input variables of the financial model used for estimation purposes. These variables include such inputs as metal prices, metal price volatility, risk-free borrowing rates and the Company's production profile. Gains and losses were recorded in other income and other expense in the Consolidated Statement of Operations.

Contingent consideration

Contingent consideration related to Granite Creek was recognized at fair value on acquisition and in the comparative period prior to settlement by the Company during the second quarter of 2024 (Note 9 (vi)). This liability was classified within level 3 of the fair value hierarchy as it involved management's best estimate of whether or not the key activities and market conditions required for each contingent payment would be achieved. The significant unobservable inputs include such inputs as managements estimate of the probability of a positive production decision related to the Granite Creek Project and managements estimate of the probability of producing the first ounce of gold following a 60 consecutive day period where gold prices have exceeded $2,000 per ounce. The fair value of the contingent consideration was the present value of projected future cash flows using a discount rate of 7.5%.

Deferred consideration

Deferred consideration related to Ruby Hill was recognized at fair value on acquisition and in the comparative period prior to settlement by the Company during the fourth quarter of 2023 (Note 9 (vii)). This liability was classified within level 3 of the fair value hierarchy as it involved management's best estimate of whether or not the key activities required for each milestone payment would be achieved. Management assumed that all milestones would be achieved and the early repayment option would be taken. The fair value of the deferred consideration was the present value of projected future cash flows using a discount rate of 7.5%.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

22.SUBSEQUENT EVENTS

Prospectus offering of common shares

On January 31, 2025, the Company closed a prospectus offering of 28.2 million common shares of the Company at a price of C$0.80 per share for aggregate gross proceeds of the Company of $15.6 million (C$22.6 million).

On February 28, 2025, in connection with the prospectus offering, the Concurrent Private Placement closed of an aggregate of 1.0 million common shares to certain directors and officers of the Company at a price of C$0.80 per share for gross proceeds of $0.6 million (C$0.8 million).

Convertible Debenture

On February 28, 2025, the Company completed certain amendments to its Convertible Debentures. The amendments provided for:
(i)the conversion price applicable to the a debenture holder’s right to elect to convert outstanding and accrued interest on the Convertible Debentures is equal to the volume weighted average price of i-80 Gold’s common shares on the TSX during the five trading days immediately preceding the date of the debenture holder’s election notice, less a discount of 15%, converted into US dollars at the Bank of Canada rate on such date;
(ii)the conversion price applicable to the Company’ right to elect to convert outstanding and accrued interest on the Convertible Debentures is equal to the greater of (x) 85% of the average closing price of the i-80 Gold common shares as measured in US dollars on the NYSE during the 10 business days immediately preceding the date of the Company’s election notice, and (y) the volume weighted average price of i-80 Gold common shares on TSX during the five trading days immediately preceding the date of the Company’s election notice, less a discount of 15%, converted into US dollars at the Bank of Canada rate on such date;
(iii)that the Company’s right to grant security against the Cove Project would rank subordinate to the security granted to the debenture holders; and
(iv)the Company with a redemption right in respect of all of the outstanding Convertible Debentures which allows the Company to redeem,     in its sole discretion, all of the outstanding Convertible Debentures for cash at a 104% premium of the outstanding principal, along with accrued interest up to the redemption date.

Orion Convertible Loan

On January 31, 2025, the Company completed the amendment and restatement of its Convertible Credit Agreement (A&R Convertible Credit Agreement") with Orion. As a result, the conditions relating to the deferral of gold and silver deliveries, and the extension of the Orion Convertible Loan (collectively, the "Waiver Agreements") required to be completed to-date have been satisfied.

Further to the A&R Convertible Credit Agreement, Orion and i-80 Gold have extended the maturity date of the A&R Convertible Credit Agreement from December 13, 2025, to June 30, 2026, and have put certain security in place to secure the Company’s obligations under the A&R Convertible Credit Agreement. Additional security against the Company’s Ruby Hill and Granite Creek projects is required to be put in place by March 31, 2025. In connection with the extension of the A&R Convertible Credit Agreement, the Company has issued to Orion 5.0 million common share purchase warrants (the “2025 Orion Warrants”) with an exercise price of C$1.01 and an expiry date of January 15, 2029. The 2025 Orion Warrants will be subject to a hold period under applicable Canadian securities laws which will expire four months and one day from the date of issuance.

In addition, i-80 Gold and Orion have agreed to enter into an offtake agreement (the “Offtake Agreement”). The Offtake Agreement has similar terms to the existing agreement and will commence once the current offtake agreement with Deterra Royalties Limited expires at the end of December 2028.

ATM Program

Subsequent to the period ended December 31, 2024, the Company issued 4.3 million common shares under the ATM Program for total gross proceeds of $2.5 million. The ATM Program was effective until the filing of the Company's annual 10-K on March 31, 2025.

Third-party Processing Agreements

The Company finalized its third-party processing agreements in respect with its toll milling as well a ore sales for refractory and oxide material, respectively. The Agreements remain in effect through to December 31, 2027. The Company is targeting to have the anticipated refurbishment of its Lone Tree autoclave facility complete by December 31, 2027 to allow for all material from the Company's underground mines to be processed at its autoclave facility.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

New Gold Prepay and Silver Purchase Agreement

On March 31, 2025, the Company entered into a new gold prepay and silver purchase arrangement with National Bank of Canada ("National Bank") under which National Bank purchased approximately 6,800 ounces of gold and 345,000 ounces of silver from the Company for delivery to National Bank by September 30, 2025 or earlier, upon an infusion of capital in line with the recapitalization plan. The proceeds of this new prepay arrangement will be used to satisfy the March 31, 2025 gold and silver deliveries due to Orion under its respective Gold Prepay and Silver Purchase and sale agreements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

In compliance with the Securities Exchange Act ("SEC"), we have filed certificates signed by the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) that, among other things, report on the design of disclosure controls and procedures and the design of internal controls over financial reporting.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to be sure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective and operating at a reasonable assurance level as of December 31, 2024.

Disclosure Controls and Procedures

The CEO and the CFO have designed disclosure controls and procedures or have caused them to be designed under their supervision, in order to provide reasonable assurance that (i) material information relating to the Company has been made known to them; and (ii) information required to be disclosed in the Company’s filings is recorded, processed, summarized and reported within the time periods specified in securities legislation. There were no changes made to i-80 Gold’s disclosure controls and procedures in the year ended December 31, 2024. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at December 31, 2024.

Internal Control over Financial Reporting

The CEO and the CFO have also designed internal controls over financial reporting (“ICFR”) or have caused them to be designed under their supervision, in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (COSO 2013). Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. There have been no significant changes in our internal controls during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, i-80 Gold’s internal control over financial reporting. Based on this assessment management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2024.

Limitations of Controls and Procedures

Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that any design will not succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information concerning this item is contained in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A or, if such definitive Proxy Statement is not filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year, an amendment to this Annual Report filed under cover of Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning this item is contained in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A or, if such definitive Proxy Statement is not filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year, an amendment to this Annual Report filed under cover of Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning this item is contained in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A or, if such definitive Proxy Statement is not filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year, an amendment to this Annual Report filed under cover of Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning this item is contained in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A or, if such definitive Proxy Statement is not filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year, an amendment to this Annual Report filed under cover of Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning this item is contained in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A or, if such definitive Proxy Statement is not filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year, an amendment to this Annual Report filed under cover of Form 10-K.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The response to this portion of Item 15 is included in Item 8 above.

(a)(2) The response to this portion of Item 15 is included in Item 8 above.

(a)(3) the following exhibits are filed as part of this Form 10-K or are incorporated herein by reference:

Exhibit No.	Description
3.1	Notice of Articles of i-80 Gold Corp. dated March 5, 2025
3.2
Articles of i-80 Gold Corp. dated November 10, 2020 (incorporated by reference to Exhibit 99.83 to the Registration Statement on Form 40-F (File No. 001-41382) filed with the Securities and Exchange Commission on May 6, 2022)

4.1	Description of Common Shares
4.2	Convertible Debenture Indenture, dated February 22, 2023, by and among i-80 Gold Corp. and TSX Trust Company
4.3	First Supplemental Indenture to Convertible Debenture Indenture, dated February 28, 2025, by and among i-80 Gold Corp. and TSX Trust Company
10.1	Amended and Restated Convertible Credit Agreement, dated January 15, 2025, by and among, inter alios, i-80 Gold Corp. and OMF Fund III (F) Ltd.
10.2	Amending Agreement dated January 31, 2025, to the Amended and Restated Convertible Credit Agreement by and among, inter alios, i-80 Gold Corp., and OMF Fund III (F) Ltd. dated January 15, 2025
10.3
Extension Agreement dated February 14, 2025, in connection with the Amended and Restated Convertible Credit Agreement by and among, inter alios, i-80 Gold Corp., and OMF Fund III (F) Ltd. dated January 15, 2025 and amended by that certain amending agreement dated January 31, 2025

10.4
Extension Agreement dated March 14, 2025, in connection with the Amended and Restated Convertible Credit Agreement by and among, inter alios, i-80 Gold Corp., and OMF Fund III (F) Ltd. dated January 15, 2025 and amended by that certain amending agreement dated January 31, 2025

10.5
Form of Warrant Certificate in connection with the Amended and Restated Convertible Credit Agreement by and among, inter alios, i-80 Gold Corp., and OMF Fund III (F) Ltd. dated January 15, 2025 as amended by that certain amending agreement dated January 31, 2025

10.6	Amended and Restated Gold Prepay Purchase and Sale Agreement dated September 20, 2023, by and among, inter alios, i-80 Gold Corp. and OMF Fund III (HG) Ltd.
10.7
Amending Agreement dated April 25, 2024, to the Amended and Restated Gold Prepay Purchase and Sale Agreement by and among, inter alios, i-80 Gold Corp., and OMF Fund III (HG) Ltd. dated September 20, 2023

10.8
Side Letter Agreement dated June 28, 2024, to the Amended and Restated Gold Prepay Purchase and Sale Agreement by and among, inter alios, i-80 Gold Corp., and OMF Fund III (HG) Ltd. dated September 20, 2023 and amended by that certain amending agreement dated April 25, 2024

10.9
Waiver and Amending Agreement dated December 31, 2024, in connection with the Amended and Restated Gold Prepay Purchase and Sale Agreement by and among, inter alios, i-80 Gold Corp., and OMF Fund III (HG) Ltd. dated September 20, 2023 and amended by that certain amending agreement dated April 25, 2024 and that certain side letter agreement dated June 28, 2024

10.10
Amending Agreement dated as of March 28, 2025, in connection with the Amended and Restated Gold Prepay Purchase and Sale Agreement by and among, inter alios, i-80 Gold Corp., and OMF Fund III (HG) Ltd. dated September 20, 2023 and amended by those certain amending agreements dated April 25, 2024 and December 31, 2024 and that certain side letter agreement dated June 28, 2024

10.11	Purchase and Sale Agreement (Silver) dated December 13, 2021, among, inter alios, i-80 Gold Corp., OMF Fund III (Hg) Ltd., and other purchaser parties thereto from time to time
10.12	Extension Agreement dated January 12, 2024, in connection with the Purchase and Sale Agreement (Silver) by and among, inter alios, i-80 Gold Corp., OMF Fund III (HG) Ltd. dated December 13, 2021
10.13
Amending Agreement dated April 25, 2024, to the Purchase and Sale Agreement (Silver) by and among, inter alios, i-80 Gold Corp. and OMF Fund III (HG) Ltd., and other purchaser parties thereto from time to time dated December 13, 2021

10.14
Waiver and Amending Agreement dated December 31, 2024, in connection with the Purchase and Sale Agreement (Silver) by and among, inter alios, i-80 Gold Corp. and OMF Fund III (HG) Ltd., and other purchaser parties thereto from time to time dated December 13, 2021 and amended by that certain amending agreement dated April 25, 2024

10.15
Amending Agreement dated March 28, 2025, in connection with the Purchase and Sale Agreement (Silver) by and among, inter alios, i-80 Gold Corp. and OMF Fund III (HG) Ltd., and other purchaser parties thereto from time to time dated December 13, 2021 and amended by those certain amending agreements dated April 25, 2024 and December 31, 2024

10.16	Supplementary Terms Agreement dated as of March 31, 2025 between Paycore Minerals Inc. and National Bank of Canada
10.17*	Executive Employment Agreement, dated November 12, 2024, by and among David Savarie and i-80 Gold Corp.
10.18*	Executive Employment Agreement, dated April 8, 2021, by and among Ryan Snow and i-80 Gold Corp.
10.19*	Executive Employment Agreement, dated April 8, 2021, by and among Matthew Gili and i-80 Gold Corp.
10.20*	Executive Employment Agreement, dated October 7, 2024, by and among Richard Young and i-80 Gold Corp.
10.21*
i-80 Gold Corp. Omnibus Share Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-280725) filed with the Securities and Exchange Commission on July 9, 2024)

14.1	Code of Business Conduct and Ethics
19.1	Insider Trading Policy
21.1	Subsidiaries of the Registrant
23.1
Qualified Person Consent Practical Mining LLC for report titled “S-K 1300 Technical Report Summary, Initial Assessment for the Cove Project, Lander County, Nevada effective December 31, 2024” dated March 26, 2025

23.2
Qualified Person Consent T.R. Raponi Consulting Ltd. for report titled “S-K 1300 Technical Report Summary, Initial Assessment for the Cove Project, Lander County, Nevada effective December 31, 2024” dated March 26, 2025

23.3
Qualified Person Consent Global Resources Engineering for report titled “S-K 1300 Technical Report Summary, Initial Assessment for the Granite Creek Mine, Humboldt County, Nevada effective December 31, 2024” dated March 27, 2025

23.4
Qualified Person Consent Practical Mining LLC for report titled “S-K 1300 Technical Report Summary, Initial Assessment for the Granite Creek Mine, Humboldt County, Nevada effective December 31, 2024” dated March 27, 2025

23.5
Qualified Person Consent T.R. Raponi Consulting Ltd. for report titled “S-K 1300 Technical Report Summary, Initial Assessment for the Granite Creek Mine, Humboldt County, Nevada effective December 31, 2024” dated March 27, 2025

23.6	Qualified Person Consent GeoGlobal LLC for report titled “S-K 1300 Technical Report Summary, Initial Assessment for the Lone Tree Deposit, Nevada effective December 31, 2024” dated February 24, 2025
23.7
Qualified Person Consent Forte Dynamics, Inc. for report titled “S-K 1300 Technical Report Summary, Initial Assessment for the Ruby Hill Complex, Eureka County, Nevada effective December 31, 2024” dated March 27, 2025

23.8
Qualified Person Consent Practical Mining LLC for report titled “S-K 1300 Technical Report Summary, Initial Assessment for the Ruby Hill Complex, Eureka County, Nevada effective December 31, 2024” dated March 27, 2025

23.9
Qualified Person Consent T.R. Raponi Consulting Ltd. for report titled “S-K 1300 Technical Report Summary, Initial Assessment for the Ruby Hill Complex, Eureka County, Nevada effective December 31, 2024” dated March 27, 2025

23.10	Consent of Grant Thornton LLP
24.1	Power of Attorney (included on signature page)
31.1
Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure for the Year Ended December 31, 2024
96.1
S-K 1300 Technical Report Summary, Initial Assessment for the Ruby Hill Complex, Eureka County, Nevada effective December 31, 2024 (incorporated by reference to Exhibit to Exhibit 99.1 to the Form 8-K dated March 31, 2025)

96.2	S-K 1300 Technical Report Summary, Initial Assessment for the Lone Tree Deposit, Nevada effective December 31, 2024 (incorporated by reference to Exhibit 99.2 to the Form 8-K dated March 31, 2025)
96.3
S-K 1300 Technical Report Summary, Initial Assessment for the Granite Creek Mine, Humboldt County, Nevada effective December 31, 2024 (incorporated by reference to Exhibit 99.3 to the Form 8-K dated March 31, 2025)

96.4
S-K 1300 Technical Report Summary, Initial Assessment for the Cove Project, Lander County, Nevada effective December 31, 2024 (incorporated by reference to Exhibit 99.4 to the Firm 8-K dated March 31, 2025)

97.1	Compensation Recovery Policy
*Management contract or compensatory plan or arrangement
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2025

i-80 Gold Corp

	By:	/s/ Richard Young
	Name:	Richard Young
	Title:	Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard Young and Ryan Snow and each of them as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Name	Position	Date

/s/ Richard Young	Chief Executive Officer & Director	March 31, 2025
Richard Young	(Principal Executive Officer)

/s/ Ryan Snow	Chief Financial Officer	March 31, 2025
Ryan Snow	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ron Clayton	Chairman of the Board of Directors	March 31, 2025
Ron Clayton

/s/ Eva Bellissimo	Director	March 31, 2025
Eva Bellissimo

/s/ John Begeman	Director	March 31, 2025
John Begeman

/s/ John Seaman	Director	March 31, 2025
John Seaman

/s/ Arthur Einav	Director	March 31, 2025
Arthur Einav

/s/ Christina McCarthy	Director	March 31, 2025
Christina McCarthy

/s/ Cassandra Joseph	Director	March 31, 2025
Cassandra Joseph