Form 10-K/A
period 2024-12-31
i-80 Gold Corp.
filed 2025-04-30
CIK 1853962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from

to

Commission File Number:
001-41382

I-80
GOLD CORP.
(Exact Name of Registrant as Specified in Its Charter)

British Columbia	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5190 Neil Road, Suite 460 Reno, Nevada , USA	89502
(Address of Principal Executive Offices)	(Zip Code)
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
of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒
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
was approximately $415,688,462.
As of April 23, 2025, the registrant had
433,358,811
common shares, no par value, outstanding.

EXPLANATORY NOTE
i-80
Gold Corp.
(“i-80”,
the “Company”, the “Corporation”, “we”, or “our”), is filing this Amendment No. 1 on Form
10-K/A,
or this Amendment No. 1, to its Annual Report on Form
10-K
for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission on April 1, 2025, (the “Original Form
10-K”),
for the sole purpose of including the information required by Part III of Form
10-K.
This information as previously omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the information required by Part III to be incorporated by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.
We are filing this Amendment No. 1 to include Part III information in our Annual Report on Form
10-K
because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original Form
10-K.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), this Amendment No. 1 also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as explicitly set forth herein, this Amendment No. 1 does not purport to modify or update the disclosures in, or exhibits to, the Original Form
10-K
or to update the Original Form
10-K
to reflect events occurring after the date of such filing.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the directors and executive officers of the Company as of April 29, 2025 and their respective positions.

Name	Age	Position(s)
Executive Officers
Richard Young	62	Chief Executive Officer and Director
Ryan Snow	42	Chief Financial Officer
Matthew Gili	56	President and Chief Operating Officer
David Savarie	52	Senior Vice President & General Counsel
Curtis Turner	51	Vice President of Strategic Planning

Non-Employee Directors
Ron Clayton	66	Director
Eva Bellissimo	49	Director
John Begeman	71	Director
Arthur Einav	49	Director
Cassandra Joseph	54	Director
John Seaman	58	Director
Christina McCarthy	43	Director

Director and Executive Officer Biographies

Richard Young - Prior to joining i-80 Gold in September of 2024, Mr. Young served as President and CEO of Argonaut Gold from December 2022 until it was acquired by Alamos Gold Inc. in July of 2024. Prior to that, Mr. Young was the founder and eventually CEO of Teranga Gold Corporation, playing a key role in Teranga’s transformation from a single asset producer into a successful low-cost, mid-tier gold producer that was ultimately acquired by Endeavour Mining PLC in 2021 for more than C$2.5B. During his career, Mr. Young has been responsible for implementing award-winning sustainability programs, including the 2008 and 2017 PDAC Sustainability Award, and the 2020 UN Global Compact Canada SDG Accelerator Award. Mr. Young is a Charted Professional Accountant.

Ryan Snow - Mr. Snow is a mining finance professional with over 15 years of experience in financial management and reporting in both Canada and the United States (IFRS and US GAAP), internal controls, M&A, risk management and taxation. Prior to joining i-80, Mr. Snow served most recently as Vice-President of Finance for Nevada Copper, where he helped to secure project financing and restructure debt during the construction and production ramp up of the Pumpkin Hollow mine. Mr. Snow was the Vice-President, Finance and Controller for Tahoe Resources during which time he oversaw the financial aspects of the Sarbanes-Oxley implementation, two business acquisitions, and progressed the Escobal mine in Guatemala and the Shahuindo Mine in Peru through construction to commercial production. He began his professional career at Hecla Mining Company and holds a B.B.A. in Accounting (with distinction) from Gonzaga University.

Matthew Gili - Mr. Gili is a Professional Mining Engineer with experience spanning Chief Executive Officer, Chief Operating Officer, Chief Technical Officer and General Manager roles. His deep technical experience included previously being Executive General Manager-Cortez District, leading one of Barrick’s top mining operations in Nevada, following which Matt was promoted to Chief Technical Officer for Barrick. Additional operational experience included roles with Rio Tinto as the Managing Director of the Palabora Mining Company in South Africa and Chief Operating Officer of Oyu Tolgoi in

Mongolia. Most recently, as the Chief Executive Officer of Nevada Copper Corporation, Mr. Gili leveraged his broad experience in leading a publicly listed mining corporation. Passionate about Safety & Environmental Stewardship Mr. Gili, was previously Chairman of the Palabora Foundation, Chairman of Mongolian Safety Association (MISA), and is currently on the Management Advisory Board of the University of Nevada – Mackay School of Earth Sciences and Engineering.

Dave Savarie - Mr. Savarie is an Ontario qualified corporate commercial lawyer with 20+ years of experience in multiple jurisdictions and industries as both inside and outside counsel, senior business executive and company director. For the last 17 years, Mr. Savarie has worked exclusively within the gold mining sector assisting in the development, permitting, financing and operations of projects across Eastern Europe, West Africa and North America. Most recently, Mr. Savarie served as SVP, General Counsel, Corporate Affairs & People at Teranga Gold Corporation until its acquisition in 2021, and thereafter as SVP, General Counsel at Argonaut Gold Inc. until its acquisition in July 2024. Mr. Savarie received his LLB from Queen’s University (Kingston Ontario) in 1999 and prior to that a Bachelor of Arts (History) from the University of Western Ontario.

Curtis Turner - Mr. Turner is a mining professional with over 20 years of experience spanning various facets of the mining industry, including accounting, financial reporting, finance, mergers and acquisitions, strategic planning, permitting, technical operations, and community and government relations. His extensive experience covers both Nevada and international projects. Before joining the Corporation, Mr. Turner held key positions at Argonaut Gold, Yamana Gold, and Meridian Gold, as well as with several junior mining companies, both private and publicly traded. DuingDuring his tenure, he played a critical role in expanding the company from a single mine producing 25,000 ounces annually to an enterprise with three active mines and multiple development projects across various regions. Curtis holds both a B.A. and an M.B.A. from Utah State University

Ron Clayton - Mr. Clayton is currently serving as director and Non-Executive Chairman of the Corporation. Mr. Clayton previously acted as President and Chief Executive Officer of 1911 Gold Corporation (January 2019 to March 2022) and as a director of 1911 Gold Corporation (December 2018 to May 2022), a director of Gold Standard Ventures Corporation (January 2018 to August 2022), a director of Mayfair Gold Corporation (June 2020 to May 2021), President, Chief Executive Officer and a director of Tahoe Resources Inc. (August 2016 to June 2018), Chief Operating Officer of Tahoe Resources Inc. (March 2010 to August 2016) and Vice President, Operations of Hecla Mining Co. (October 2002 to March 2010). Mr. Clayton earned his Bachelor of Science degree in Mining Engineering from the Colorado School of Mines. He is also a graduate of the Tuck Executive Program at Dartmouth College.

Eva Bellissimo - Ms. Bellissimo is the Practice Group Leader for the National Business Law Group and co-leads the Global Metals & Mining Group at McCarthy Tétrault LLP, a leading national law firm with offices in Canada, New York and London, where she has practiced since 2018, having been with a different law firm prior to such time. Ms. Bellissimo brings to i-80 Gold a wide breadth of legal, financing, cross-border M&A and corporate governance expertise. With more than 20+ years of experience in the mining industry, Ms. Bellissimo has been a trusted advisor to numerous companies in the sector, having led hundreds of transactions. Named one of the Top 25 Most Influential Lawyers in Canada and recognized by Chambers Canada for her resource sector expertise, Ms. Bellissimo has developed a strong reputation as a strategic lawyer and advisor. Ms. Bellissimo also lectures on Mining Finance at the Osgoode Certificate in Mining Law Program. Ms. Bellissimo is also a director of Li-FT Power Corporation, a reporting issuer.

John Begeman - Mr. Begeman is a Professional Mining Engineer with over 40 years of mining experience. Along with i-80 Gold, he is also a director for Allied Gold Corp and Pan American Silver. He recently sat on the board of directors of Yamana Gold Inc. He served on the board of Premier Gold

Mines Limited in 2006 and became its Chairman in 2015. He has previously served as the President and Chief Executive Officer of Avion Gold Corporation (2008 to 2012), President and Chief Executive Officer and director of Valencia Ventures Ltd. (2008 to 2010), Chief Operating Officer of Zinifex Canada Inc. (2006 to 2008) and as Vice President, Western Operations of Goldcorp from 2000 to 2006. Mr. Begeman holds a B.S. in Mining Engineering, an M.S. in Engineering Management and an MBA. He has completed the Rotman-ICD Directors Education program and is a member of the Institute of Corporate Directors with the ICD.D designation. He is also a member of the National Association of Corporate Directors and is NACD Directorship Certified. Mr. Begeman is also a director of Pan American Silver Corp. and Allied Gold Corporation, each a reporting issuer.

Arthur Einav - Mr. Einav is General Counsel and Senior Managing Director at Sprott Inc., having joined the firm in 2010. Before joining Sprott, Mr. Einav was an associate at Davis Polk & Wardwell LLP and McCarthy Tétrault LLP. He holds a Bachelor of Laws degree and a Masters in Business Administration from Osgoode Hall Law School and the Schulich School of Business. Mr. Einav also holds a Bachelor of Science degree from the University of Toronto, is a member of the Law Society of Upper Canada and the New York State Bar, holds the ICD.D designation from the Institute of Corporate Directors. Mr. Arthur Einav was a director of RII North America Inc. on behalf of a company managed by an affiliate of Sprott Inc. On November 19, 2018, RII North America Inc. filed an assignment in bankruptcy under the Bankruptcy and Insolvency Act (Canada).

Cassandra Joseph - Ms. Joseph is General Counsel and Corporate Secretary of Ivanhoe Electric. She is a mining industry executive with over 20 years of experience in corporate, environmental and intellectual property law. Before joining Ivanhoe Electric in February of 2023, Ms. Joseph was Senior Vice President and General Counsel for Nevada Copper since 2019. Prior to Nevada Copper, she served as Vice President, Associate General Counsel, Corporate Secretary, and Chief Compliance Officer for Nevada-based Tahoe Resources prior to its sale to Pan American Silver. Ms. Joseph also worked in the Nevada Attorney General’s Office, representing the Division of Environmental Protection, the Division of Water Resources, and other agencies within the Department of Natural Resources. She holds a Juris Doctor from Santa Clara University School of Law and a Bachelor of Arts from the University of California, Berkeley. Ms. Joseph was a director of Bunker Hill Mining Corp. until June of 2024.

John Seaman - Mr. Seaman was the Chief Financial Officer of Premier Gold Mines from August 2006 to June 2012 and Chief Financial Officer of Wolfden Resources Inc. from October 2002 to May 2007. He also sat on the board for Premier as Lead Director. Over the last five years John has been a corporate director and/or officer of various public companies, including Wolfden Resources Corporation, Norseman Silver Inc. and Magna Mining Inc. Mr. Seaman is a member of the Institute of Corporate Directors and has attained the ICD.D designation. Mr. Seaman is also a director of Wolfden Resources Corporation, Fitzroy Minerals Inc., and Magna Mining Inc., each a reporting issuer.

Christina McCarthy - Ms. McCarthy is a geologist with over 15 years of experience in the resource capital markets. Ms. McCarthy is the former President and CEO of Paycore Minerals Inc., which was acquired by the Company in 2023 for a $90M valuation. Prior to this, she held the position of Vice President of Corporate Development for New Oroperu Resources Inc which was acquired by Anacortes Mining Corp in 2021. Ms. McCarthy served as Director of Corporate Development for McEwen Mining from 2014 to 2019. She serves on the Board of multiple Companies and spent the past +15 years in various roles including management and Board roles, equity research at Euro Pacific and Institutional Sales at Haywood Securities and building an exempt market dealer focusing on resources. Prior to entering the resource capital markets, she worked in Scandinavia for a junior exploration company managing the exploration programs on multiple projects throughout Norway and Sweden. Christina was also influential in building and supporting one of the leading resource IPO’s in August 2020, New Found Gold Corp while briefly serving as the CEO of Palisade Gold Corp in 2020.

CORPORATE GOVERNANCE

Code of Ethics

The directors of the Corporation have adopted a written Code of Business Conduct and Ethics for the directors, officers and employees of the Corporation (the “Code”). A copy of the Code may be found on the Corporation’s website at www.i80gold.com.

The Code outlines the ethical principles that should guide all directors, officers and employees of the Corporation in the performance of their duties. It provides that directors, officers and employees must not only comply with applicable laws, rules and regulations, but also must engage in and promote honest and ethical conduct and abide by the policies and procedures that govern the conduct of the Corporation’s business. Further, any director, officer or employee who knows of or suspects a violation of the Code, or of any applicable laws, rules or regulations (including all applicable stock exchange rules), is obligated to immediately report such information to a member of management or the Audit Committee.

The senior management and directors of the Corporation are responsible for monitoring compliance with the Code and for regularly assessing its adequacy. The directors of the Corporation are responsible for interpreting the Code in any particular situation and for approving any changes to the Code as is required from time to time. The CG&N Committee will review actions taken by the senior officers to ensure compliance with the Code and the results of the confirmations, and any violations, of the Code, and will also monitor any proposed amendments to the Code and any waivers to the Code granted by the Board.

The directors of the Corporation as a whole ensure that directors exercise independent judgment in considering transactions and agreements in respect of which a director or executive officer of the Corporation has a material interest by requiring such director or executive officer to disclose any potential or actual conflicts of interest to the Chairman of the Corporation. If the Chairman determines that a conflict exists, such director or executive officer does not participate in the discussion or decisions regarding the transaction or agreements. Directors and executive officers of the Corporation are urged, where appropriate, to retain independent professional advice to ensure the fulfillment of their duties.

Nomination of Directors

The Corporate Governance & Nominating Committee (the “CG&N Committee”) is responsible for identifying potential candidates for the Board and also considers, from time to time, the desirable number of directors of the Corporation. The CG&N Committee has been delegated the responsibility of assessing potential Board candidates to fill perceived needs on the Board for required competencies, skills, independence, diversity, and other factors. Members of the Board are also consulted for possible candidates.

The CG&N Committee considers from time to time the desirable number of directors of the Corporation, identifies and recommends to the Corporation and the Board proposed nominees to be directors of the Corporation, and considers a skills matrix for the Board, which includes the competencies and skills that each individual director possesses. In identifying and making recommendations of nominee directors to the Board, the CG&N Committee considers the competencies and skills that are necessary for the Board as a whole to possess, the competencies and skills that are necessary for each individual director to possess, the competencies and skills which each new nominee to the Board is expected to bring, whether each proposed nominee to the Board will be able to devote sufficient time and resources to the Corporation, and diversity considerations in accordance with the Diversity Policy of the Corporation.

The CG&N Committee does not have a formal policy that addresses director candidates recommended by Shareholders because the Board believes that its current director solicitation processes and Shareholder engagement are sufficient to incorporate Shareholder involvement without a formal policy. Additionally, the CG&N Committee will consider director candidates recommended by Shareholders, and its process and criteria for considering such recommendations are no different than its process and criteria for screening and evaluating candidates suggested by directors, management of the Corporation, or third parties.

Audit Committee

As of the date of this Form 10-K/A, the Audit Committee is comprised of three members, John Seaman (Chair), John Begeman and Arthur Einav, each of whom is independent within the meaning of National Instrument 52-110 – Audit Committees, the NYSE American and the SEC. At least one member of the Audit Committee is required to be an “audit committee financial expert” as defined by the SEC. Mr. Seaman is the Corporation’s “audit committee financial expert.”

Insider Trading Policy
The Board has adopted an Insider Trading Policy applicable to all directors and employees, which is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. This policy was updated in 2025 to ensure compliance with an amendment to the SEC Rule
10b5-1.
The Insider Trading Policy prohibits directors and employees from trading in the Corporation’s securities during blackout periods and while in possession of material non-public
information about the Corporation. It also discusses requirements applicable to directors and certain officers regarding obligations to report their transactions in the Corporation’s securities. A copy of the Insider Trading Policy is filed as Exhibit 19 to the Original Form
10-K.

ITEM 11. EXECUTIVE COMPENSATION

When used in this section, the term “NEO” or “Named Executive Officer” means each of the following individuals: (i) all individuals who served as the Chief Executive Officer of the Corporation at any time during the last completed fiscal year; (ii) the Chief Financial Officer of the Corporation; (iii) each of the three most highly compensated executive officers of the Corporation, including any of its subsidiaries, or the three most highly compensated individuals acting in a similar capacity, other than the Chief Executive Officer and Chief Financial Officer, at the end of the most recently completed financial year whose total compensation was, individually, more than C$150,000 for that financial year; and (iv) each individual who would be an NEO under paragraph (iii) but for the fact that the individual was neither an executive officer of the Corporation or its subsidiaries, nor acting in a similar capacity, at the end of that financial year. For the financial year ended December 31, 2024, the Named Executive Officers of the Corporation were the following:

•	Ewan Downie, Chief Executive Officer (resigned September 18, 2024);

•	Richard Young, Chief Executive Officer (appointed September 18, 2024)

•	Ryan Snow, Chief Financial Officer;

•	Matthew Gili, President and Chief Operating Officer;

•	Matthew Gollat, Executive Vice-President, Business and Corporate Development (Resigned November 1, 2024);

•	David Savarie, Senior Vice-President General Counsel (appointed November 12, 2024); and

•	Curtis Turner, Vice President, Strategic Planning.

All dollar amounts in this Form 10-K/A are expressed in United States dollars, except as otherwise indicated. References to “$” or “US$” are to United States dollars and references to “C$” are to Canadian dollars.

Summary Compensation Table

The following table sets forth a summary of all compensation for services rendered to the Corporation and its subsidiaries for each of the Corporation’s three most recently completed financial years for each Named Executive Officer in the most recently completed financial year.

Name and Principal Position	Year	Salary ($)	Share- Based Awards(1) ($)	Option- Based Awards(2) ($)	Non-Equity Incentive Plan Compensation		Pension Value ($)	All Other Compensation (11) ($)		Total Compensation ($)
					Annual Incentive Plans(3) ($)	Long-Term Incentive Plans ($)
Richard Young(9) CEO & Director	2024	141,438	2,244,181	—	141,127	—	—	—		2,526,746

Ewan Downie(5) CEO & Director	2024	455,087	—	—	—	—	8,213	1,389,431	(7)	1,852,731
	2023	429,780	483,441	161,147	527,944	—	11,115	6,759		1,620,185
	2022	435,390	386,719	386,719	567,261	—	9,607	6,506		1,792,203

Ryan Snow CFO	2024	294,576	728,488	—	192,417		11,698	36,498		1,263,677
	2023	278,409	208,807	69,602	249,594	—	12,025	34,882		853,319
	2022	272,950	161,646	161,646	258,634	—	8,260	34,882		898,018

Matthew Gili President & COO	2024	353,866	993,488	—	231,146		16,231	36,535		1,631,266
	2023	334,750	376,594	125,531	300,606	—	15,466	34,882		1,187,829
	2022	334,750	297,368	297,368	317,192	—	12,764	34,882		1,294,324

David Savarie(10) SVP General Counsel	2024	25,833	703,488	—	47,667	—	—	31,683	(4)	808,671

Matthew Gollat EVP, Business & Corporate Development	2024	224,728	—	—	—	—	9,125	739,785	(8)	973,638
	2023	272,950	20,713	68,238	243,881	—	11,115	6,759		807,655
	2022	272,950	161,646	161,646	258,634	—	9,607	6,506		870,989

Curtis Turner(6) VP, Strategic Planning	2024	231,107	234,531	—	96,726	—	15,306	24,221		601,891
	2023	223,600	67,080	22,360	124,657	—	9,999	—		447,696
	2022	215,000	50,350	50,350	30,777	—	—	—		346,477

Notes:

(1)

The amounts have been converted to U.S. dollars (US$) in the table above at a currency exchange rate of US$1 = C$1.3698 based on the average Canadian dollar / U.S. dollar exchange rate in 2024, US$1 = C$1.3497 based on the average Canadian dollar / U.S. dollar exchange rate in 2023 and US$1 = C$1.3013 based on the average Canadian dollar / U.S. dollar exchange rate in 2022. As of the date of this Form 10-K/A, the Corporation has approved the dollar value of the 2024 LTI grants but has not yet priced and granted the number of units. Mr. Young’s 2024 grant was for an initial grant on appointment. On November 19, 2024, a retention grant was made for the remaining NEOs then employed by the Corporation to align their long-term compensation with the new development plan.

(2)

In calculating the fair value of Options granted on February 22, 2024, management assumed a risk-free interest rate of 3.93%, an exercise price of C$1.75, a market price of the Common Shares at the date of grant of C$1.75, an expected dividend yield of 0%, an expected life of 3 years, an average share price volatility of 52.24%, an average forfeiture rate of 4.16%. In calculating the fair value of Options granted on February 22, 2023, management assumed a risk-free interest rate of 3.91%, an exercise price of C$3.21, a market price of the Common Shares at the date of grant of C$3.21, an expected dividend yield of 0%, an expected life of 3 years and average share price volatility of 60.1%, and an average forfeiture rate of 4.21%. In calculating the fair value of Options granted on October 20, 2022, management assumed a risk-free interest rate of 4.17%, an exercise price of C$2.38, a market price of the Common Shares at the date of grant of C$2.38, an expected dividend yield of 0%, an expected life of 3 years, an average share price volatility of 60.73%, and an average forfeiture rate of 4.42%. In calculating the fair value of Options granted on February 4, 2022, management assumed a risk-free interest rate of 1.55%, an exercise price of C$2.62, a market price of the Common Shares at the date of grant of C$2.62, an expected dividend yield of 0%, an expected life of 3.2 years and an average share price volatility of 51.4%.
(3)	Represents the annual cash bonus awarded by the Corporation.
(4)	Includes consulting fees paid to the Named Executive Officer for services performed for the Corporation during the third quarter of 2024.
(5)

The compensation paid to Mr. Downie have been converted to U.S. dollars (US$) in the table above at a currency exchange rate of US$1 = C$1.3698 based on the average Canadian dollar / U.S. dollar exchange rate in 2024, US$1 = C$1.3497 based on the average Canadian dollar / U.S. dollar exchange rate in 2023 and US$1 = C$1.3013 based on the average Canadian dollar / U.S. dollar exchange rate in 2022. The compensation disclosure provided for Mr. Ewan Downie is in respect of his capacity as an executive of the Corporation. Mr. Downie did not receive any additional compensation in his capacity as director of the Corporation. Mr. Downie retired on September 18, 2024.

(6)

Mr. Turner was hired by the Corporation on October 3, 2022. The summary compensation information for 2022 is therefore for the period from October 3, 2022 to December 31, 2022. Mr. Turner was VP Finance until November 12, 2024 when he was appointed VP Strategic Planning.

(7)

On September 16, 2024, the Corporation entered into a retirement agreement with the former CEO, Mr. Downie confirming the terms of his resignation and cessation of employment with the Corporation. Payments in the amount of C$1,893,324 were made to Mr. Downie in accordance with the terms of his employment agreement with the Corporation. The compensation paid has been converted to U.S. dollars (US$) in the table above at a currency exchange rate of US$1 = C$1.3698 based on the average Canadian dollar / U.S. dollar exchange rate.

(8)

On November 1, 2024, the Corporation entered into a retirement agreement with the former Executive Vice President, Business and Corporate Development, Matthew Gollat confirming the terms of his resignation and cessation of employment with the Corporation. Payments in the amount of $731,733 were made to Mr. Gollat in accordance with the terms of his employment agreement with the Corporation.

(9)	Mr. Young was appointed Chief Executive Officer on September 18, 2024.
(10)	Mr. Savarie was appointed as SVP General Counsel on November 12, 2024.
(11)	All other compensation includes benefits such as health benefits and insurance premiums.

Outstanding Equity Awards at Fiscal Year-End

The following table sets out all share-based awards and option-based awards outstanding as at December 31, 2024 for each Named Executive Officer.

Name	Option-Based Awards				Share-Based Awards
	Number of Securities Underling Unexercised Options (#)	Option Exercise Price (C$)	Option Expiry Date	Value of Unexercised in-the-Money Options(1) ($)	Number of Shares or the Units of Shares That Have Not Vested (#)		Market or Payout Value of Share- Based Awards That Have Not Vested(2) ($)	Market or Payout Value of Vested Share-Based Awards Not Paid Out or Distributed ($)
Richard Young	—	—	—	—	1,401,869		706,154	—

Ewan Downie (3)	272,500	1.18	3/10/2025	—	300,830		151,535	—
	20,000	0.59	4/21/2026	1,460	—		—	—
	325,000	2.66	4/26/2026	—	—		—	—
	34,000	1.47	5/26/2026	—	—		—	—
	150,000	3.35	11/12/2026	—	—		—	—
	547,993	2.62	2/4/2027	—	—		—	—
	119,000	1.62	10/4/2027	—	—		—	—
	355,573	3.21	2/22/2028	—	—		—	—
	319,853	1.75	2/22/2029	—	—		—	—

Ryan Snow	250,000	2.66	4/26/2026	—	829,722	(4)	417,950	—
	75,000	3.35	11/12/2026	—	—		—	—
	222,074	2.62	2/4/2027	—	—		—	—
	154,365	3.21	2/22/2028	—	—		—	—
	139,205	1.75	2/22/2029	—	—		—	—

Matthew Gili	300,000	2.66	4/26/2026	—	934,774	(4)	470,867	—
	75,000	3.35	11/12/2026	—	—		—	—
	412,423	2.62	2/4/2027	—	—		—	—
	283,973	3.21	2/22/2028	—	—		—	—
	251,063	1.75	2/22/2029	—	—		—	—

David Savarie	—	—	—	—	700,000	(4)	352,606	—

Matthew Gollat(3)	35,600	1.18	3/10/2025	—	127,622		64,286	—
	300,000	2.66	4/26/2026	—	—		—	—
	75,000	3.35	11/12/2026	—	—		—	—
	224,189	2.62	2/4/2027	—	—		—	—
	154,365	3.21	2/22/2028	—	—		—	—
	136,475	1.75	2/22/2029	—	—		—	—

Curtis Turner	114,000	2.38	10/27/2027	—	291,452	(4)	146,811	—
	48,082	3.21	2/22/2028	—	—		—	—
	44,720	1.75	2/22/2029	—	—		—	—

Notes:

(1)

Represents the aggregate dollar amount of in-the-money unexercised options held at the end of the most recently completed financial year of the Corporation. The value of in-the-money unexercised options is calculated based on the difference between the market value per Common Share as at December 31, 2024 (C$0.69) and the exercise price of the option and converted into US$ at an exchange ratio of US$1 = 1.3698.

(2)	Calculated by multiplying the number of RSU by the market value per Common Share as at December 31, 2024 (C$0.69) and converted into US$ at an exchange ratio of US$1 = C$1.3698.

(3)	Includes (i) outstanding Replacement SpinCo Options and (ii) outstanding Options issued pursuant to the plan of arrangement involving Paycore Minerals Inc. (the “Paycore Arrangement”).
(4)	The retention grants awarded on November 19, 2024 have a 3-year cliff vesting schedule.

Each Named Executive Officer has entered into an employment agreement with the Corporation or its wholly owned subsidiary, Premier Gold Mines USA, Inc. (“Premier USA”). The following provides details of the key terms of the employment agreement, including the termination and change of control benefits under the employment agreements, with each of the Named Executive Officers as at April 29, 2025.

For the purpose of this section, a “Change of Control” means the occurrence of any one or more of the following events: (i) any person or group of persons acting jointly or in concert acquires control or is deemed to acquire control of more than 50% of the voting securities of the Corporation or the approval by Shareholders of such a transaction; (ii) the Corporation sells or otherwise transfers more than 50% of its property or assets (on a consolidated basis) or such property or assets that are expected to generate, more than 50% of the consolidated operating income or cash flow of the Corporation and the subsidiaries or approval by Shareholders of such a transaction; (iii) Incumbent Directors cease to constitute a majority of the Board (which, for the purposes of this paragraph, an “Incumbent Director” shall mean any member of the Board who is a member of the Board immediately prior to the occurrence of a contested election of directors of the Corporation); or (iv) the Board adopts a resolution to the effect that, for the purposes of this Agreement, a Change of Control has occurred, or that such a Change of Control is imminent, in which case, the date of the Change of Control shall be deemed to be the date of such resolution.

“Involuntary Termination” means: (i) the termination by the Corporation of an executive’s employment for any reason (other than cessation of employment caused by the executive’s death or disability, or termination of employment for cause) at any time during the 12 month period following a Change of Control; or (ii) the resignation by an executive of his employment within 90 days period immediately following a material diminution in compensation or duties that occurs within the 12 month period following a Change of Control.

Richard Young

Pursuant to an employment agreement between the Corporation, and Mr. Young with an effective date of October 7, 2024 (the “Young Agreement”), the Corporation has agreed to pay, among other things, a current annual base salary of US$513,750 to Mr. Young, subject to future reviews or adjustments as may be determined by the Corporation at its sole discretion. Mr. Young is also eligible to receive an annual incentive bonus, conditional on the overall operational and financial performance of the Corporation, and upon Mr. Young’s achievement of certain personal performance and milestones to be agreed annually between Mr. Young and the Corporation. Pursuant to the Young Agreement, Mr. Young is also eligible to receive long-term incentive compensation, as determined by the Corporation in its sole discretion and pursuant to the Corporation’s plans in effect at the time and is entitled to participate in the Corporation’s equity compensation plans. Mr. Young is also eligible to participate in any group benefit plans and retirement plan provided by the Corporation to its employees and reimbursed for reasonable and proper expenses incurred in the performance of his duties as the Chief Executive Officer.

Pursuant to the Young Agreement, Mr. Young can resign by providing the Corporation with three months’ written notice, which may be accelerated by the Corporation to any date from the written notice of resignation. Upon resignation, Mr. Young shall have no entitlement except for unpaid base salary and vacation earned or compensation due and owing. If the Corporation accelerates termination, payment shall be paid through the notice period.

In the event of a termination for cause, the Corporation may immediately terminate Mr. Young and Mr. Young shall have no entitlement except for unpaid base salary and vacation earned or compensation due and owing and all benefits and any other allowances or perquisites shall terminate immediately.

In the event of a termination upon death or disability, Mr. Young’s employment shall cease automatically and Mr. Young (or his estate) shall be eligible to receive any unpaid base salary and vacation earned or compensation due and owing.

In the event that a Change of Control occurs, and an Involuntary Termination subsequently occurs within 12 month period immediately following the Change of Control, the Corporation shall pay in lump sum as severance pay: (i) an amount equal to 24 months of Mr. Young’s base salary in effect on the termination date in addition to incentive bonus less applicable taxes and withholdings; (ii) any granted unvested awards under the Corporation’s equity compensation plan shall immediately vest and exercisable; and (iii) an amount equal to the monthly cost of family coverage under the current plan times 24, less applicable withholdings and statutory obligations; and (iv) amount intended to reflect reasonable estimate of the premium Mr. Young would have paid for life and disability benefits for 24 months following termination.

In the event of a termination other than due to resignation, for cause, death or disability or Involuntary Termination following a Change of Control, the Corporation will make reasonable effort to provide three month’s advance notice of termination and pay a lump sum, as severance pay: (i) an amount equal to 12 months of Mr. Young’s base salary in effect on the termination date, in addition to incentive bonus less applicable taxes and withholdings; (ii) an amount equal monthly cost of family coverage under the current plan times 12, less applicable withholdings and statutory obligations; and (iii) amount intended to reflect reasonable estimate of the premium Mr. Young would have paid for life and disability benefits for 12 months following termination.

Ryan Snow

Pursuant to an employment agreement between Premier USA, a subsidiary of the Corporation, and Mr. Snow with an effective date of April 8, 2021 (the “Snow Agreement”), Premier USA has agreed to pay, among other things, a current annual base salary of US$344,212 to Mr. Snow, subject to future reviews or adjustments as may be determined by the Corporation at its sole discretion. Mr. Snow is also eligible to receive an annual incentive bonus, conditional on the overall operational and financial performance of Premier USA and the Corporation, and upon Mr. Snow’s achievement of certain personal performance and milestones to be agreed annually between Mr. Snow and the Corporation. Pursuant to the Snow Agreement, Mr. Snow is also eligible to receive long-term incentive compensation, as determined by the Corporation in its sole discretion and pursuant to the Corporation’s plans in effect at the time and is entitled to participate in the Corporation’s equity compensation plans. Mr. Snow is also eligible to participate in any group benefit plans and retirement plan provided by Premier USA to its employees and reimbursed for reasonable and proper expenses incurred in the performance of his duties as the Chief Financial Officer.

Pursuant to the Snow Agreement, Mr. Snow can resign by providing Premier USA with three months written notice, which may be accelerated by the Corporation to any date at least two weeks from the written notice of resignation. Upon resignation, Mr. Snow shall have no entitlement except for unpaid base salary and vacation earned or compensation due and owing. If the Corporation accelerates termination, payment shall be paid through the notice period.

In the event of a termination for cause, Premier USA may immediately terminate Mr. Snow and Mr. Snow shall have no entitlement except for unpaid base salary and vacation earned or compensation due and owing and all benefits and any other allowances or perquisites shall terminate immediately.

In the event of a termination upon death or disability, Mr. Snow’s employment shall cease automatically and Mr. Snow (or his estate) shall be eligible to receive any unpaid base salary and vacation earned or compensation due and owing.

In the event that a Change of Control occurs, and an Involuntary Termination subsequently occurs within 12 month period immediately following the Change of Control, Premier USA shall pay in lump sum as severance pay: (i) an amount equal to 24 months of Mr. Snow’s base salary in effect on the termination date in addition to incentive bonus less applicable taxes and withholdings; (ii) any granted unvested awards under the Corporation’s equity compensation plan shall immediately vest and exercisable; and (iii) an amount equal to the monthly cost of family coverage under the current plan times 24, less applicable withholdings and statutory obligations; and (iv) amount intended to reflect reasonable estimate of the premium Mr. Snow would have paid for life and disability benefits for 24 months following termination.

In the event of a termination other than due to resignation, for cause, death or disability or Involuntary Termination following a Change of Control, Premier USA will make reasonable effort to provide three month’s advance notice of termination and pay a lump sum, as severance pay: (i) an amount equal to 12 months of Mr. Snow’s base salary in effect on the termination date, in addition to incentive bonus less applicable taxes and withholdings; (ii) an amount equal monthly cost of family coverage under the current plan times 12, less applicable withholdings and statutory obligations; and (iii) amount intended to reflect reasonable estimate of the premium Mr. Snow would have paid for life and disability benefits for 12 months following termination.

Matthew Gili1

Pursuant to an employment agreement between Premier USA, a subsidiary of the Corporation, and Mr. Gili with an effective date of April 8, 2021 (the “Gili Agreement”), Premier USA has agreed to pay, among other things, a current annual base salary of US$411,000 to Mr. Gili, subject to future reviews or adjustments as may be determined by the Corporation at its sole discretion. Mr. Gili is also eligible to receive an annual incentive bonus, conditional on the overall operational and financial performance of Premier USA and the Corporation, and upon Mr. Gili’s achievement of certain personal performance and milestones to be agreed annually between Mr. Gili and the Corporation. Pursuant to the Gili Agreement, Mr. Gili is also eligible to receive long-term incentive compensation, as determined by the Corporation in its sole discretion and pursuant to the Corporation’s plans in effect at the time and is entitled to participate in the Corporation’s equity compensation plans. Mr. Gili is also eligible to participate in any group benefit plans and retirement plan provided by Premier USA to its employees and reimbursed for reasonable and proper expenses incurred in the performance of his duties as the President and Chief Operating Officer.

Pursuant to the Gili Agreement, Mr. Gili can resign by providing Premier USA with three months’ written notice, which may be accelerated by the Corporation to any date at least two weeks from the written notice of resignation. Upon resignation, Mr. Gili shall have no entitlement except for unpaid base salary and vacation earned or compensation due and owing. If the Corporation accelerates termination, payment shall be paid through the notice period.

[1]

Mr. Gili entered into a separation and retirement agreement with the Company whereby he will resign his position and assist with the transition period of the new Chief Operating Officer as previously announced in the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2025.

In the event of a termination for cause, Premier USA may immediately terminate Mr. Gili and Mr. Gili shall have no entitlement except for unpaid base salary and vacation earned or compensation due and owing and all benefits and any other allowances or perquisites shall terminate immediately.

In the event of a termination upon death or disability, Mr. Gili’s employment shall cease automatically and Mr. Gili (or his estate) shall be eligible to receive any unpaid base salary and vacation earned or compensation due and owing.

In the event that a Change of Control occurs, and an Involuntary Termination subsequently occurs within 12 month period immediately following the Change of Control, Premier USA shall pay in lump sum as severance pay: (i) an amount equal to 24 months of Mr. Gili’s base salary in effect on the termination date in addition to incentive bonus less applicable taxes and withholdings; (ii) any granted unvested awards under the Corporation’s equity compensation plan shall immediately vest and exercisable; and (iii) an amount equal to the monthly cost of family coverage under the current plan times 24, less applicable withholdings and statutory obligations; and (iv) amount intended to reflect reasonable estimate of the premium Mr. Gili would have paid for life and disability benefits for 24 months following termination.

In the event of a termination other than due to resignation, for cause, death or disability or Involuntary Termination following a Change of Control, Premier USA will make reasonable effort to provide 3 month’s advance notice of termination and pay a lump sum, as severance pay: (i) an amount equal to 12 months of Mr. Gili’s base salary in effect on the termination date, in addition to incentive bonus less applicable taxes and withholdings; (ii) an amount equal monthly cost of family coverage under the current plan times 12, less applicable withholdings and statutory obligations; and (iii) amount intended to reflect reasonable estimate of the premium Mr. Gili would have paid for life and disability benefits for 12 months following termination.

David Savarie

Pursuant to an employment agreement between the Corporation, and Mr. Savarie with an effective date of November 12, 2024 (the “Savarie Agreement”), the Corporation has agreed to pay, among other things, a current annual base salary of US$318,525 to Mr. Savarie, subject to future reviews or adjustments as may be determined by the Corporation at its sole discretion. Mr. Savarie is also eligible to receive an annual incentive bonus, conditional on the overall operational and financial performance of the Corporation, and upon Mr. Savarie’s achievement of certain personal performance and milestones to be agreed annually between Mr. Savarie and the Corporation. Pursuant to the Savarie Agreement, Mr. Savarie is also eligible to receive long-term incentive compensation, as determined by the Corporation in its sole discretion and pursuant to the Corporation’s plans in effect at the time and is entitled to participate in the Corporation’s equity compensation plans. Mr. Savarie is also eligible to participate in any group benefit plans and retirement plan provided by the Corporation to its employees and reimbursed for reasonable and proper expenses incurred in the performance of his duties as the SVP General Counsel.

Pursuant to the Savarie Agreement, Mr. Savarie can resign by providing the Corporation with three months’ written notice, which may be accelerated by the Corporation to any date from the written notice of resignation. Upon resignation, Mr. Savarie shall have no entitlement except for unpaid base salary and vacation earned or compensation due and owing. If the Corporation accelerates termination, payment shall be paid through the notice period.

In the event of a termination for cause, the Corporation may immediately terminate Mr. Savarie and Mr. Savarie shall have no entitlement except for unpaid base salary and vacation earned or compensation due and owing and all benefits and any other allowances or perquisites shall terminate immediately.

In the event of a termination upon death or disability, Mr. Savarie’s employment shall cease automatically and Mr. Savarie (or his estate) shall be eligible to receive any unpaid base salary and vacation earned or compensation due and owing.

In the event that a Change of Control occurs, and an Involuntary Termination subsequently occurs within 12 month period immediately following the Change of Control, the Corporation shall pay in lump sum as severance pay: (i) an amount equal to 24 months of Mr. Savarie’s base salary in effect on the termination date in addition to incentive bonus less applicable taxes and withholdings; (ii) any granted unvested awards under the Corporation’s equity compensation plan shall immediately vest and exercisable; and (iii) an amount equal to the monthly cost of family coverage under the current plan times 24, less applicable withholdings and statutory obligations; and (iv) amount intended to reflect reasonable estimate of the premium Mr. Savarie would have paid for life and disability benefits for 24 months following termination.

In the event of a termination other than due to resignation, for cause, death or disability or Involuntary Termination following a Change of Control, the Corporation will make reasonable effort to provide three month’s advance notice of termination and pay a lump sum, as severance pay: (i) an amount equal to 12 months of Mr. Savarie’s base salary in effect on the termination date, in addition to incentive bonus less applicable taxes and withholdings; (ii) an amount equal monthly cost of family coverage under the current plan times 12, less applicable withholdings and statutory obligations; and (iii) amount intended to reflect reasonable estimate of the premium Mr. Savarie would have paid for life and disability benefits for 12 months following termination.

Curtis Turner

Pursuant to an employment agreement between Premier USA, a subsidiary of the Corporation, and Mr. Turner with an effective date of October 3, 2022 (the “Turner Agreement”), Premier USA has agreed to pay, among other things, a current annual base salary of US$241,462 to Mr. Turner, subject to future reviews or adjustments as may be determined by the Corporation at its sole discretion. Mr. Turner is also eligible to receive an annual incentive bonus, conditional on the overall operational and financial performance of Premier USA and the Corporation, and upon Mr. Turner’s achievement of certain personal performance and milestones to be agreed annually between Mr. Turner and the Corporation. Pursuant to the Turner Agreement, Mr. Turner is also eligible to receive long-term incentive compensation, as determined by the Corporation in its sole discretion and pursuant to the Corporation’s plans in effect at the time and is entitled to participate in the Corporation’s equity compensation plans. Mr. Turner is also eligible to participate in any group benefit plans and retirement plan provided by Premier USA to its employees and reimbursed for reasonable and proper expenses incurred in the performance of his duties as the President and Chief Operating Officer.

Pursuant to the Turner Agreement, Mr. Turner can resign by providing Premier USA with two months’ written notice, which may be accelerated by the Corporation to any date at least two weeks from the written notice of resignation. Upon resignation, Mr. Turner shall have no entitlement except for unpaid base salary and vacation earned or compensation due and owing. If the Corporation accelerates termination, payment shall be paid through the notice period.

In the event of a termination for cause, Premier USA may immediately terminate Mr. Turner and Mr. Turner shall have no entitlement except for unpaid base salary and vacation earned or compensation due and owing and all benefits and any other allowances or perquisites shall terminate immediately.

In the event of a termination upon death or disability, Mr. Turner’s employment shall cease automatically and Mr. Turner (or his estate) shall be eligible to receive any unpaid base salary and vacation earned or compensation due and owing.

In the event that a Change of Control occurs, and an Involuntary Termination subsequently occurs within 12 month period immediately following the Change of Control, Premier USA shall pay in lump sum as severance pay: if Mr. Turner has been employed less than 12 months (i) an amount equal to 6 months of Mr. Turner’s base salary in effect on the termination date in addition to incentive bonus less applicable taxes and withholdings; if Mr. Turner has been employed at least 12 months but less than 36 months, an amount equal to 12 months of Mr. Turner’s base salary in effect on the termination date, and if Mr. Turner has been employed more than 36 months, an amount equal to 24 months of Mr. Turner’s base salary in effect on the termination date (ii) any granted unvested awards under the Corporation’s equity compensation plan shall immediately vest and exercisable; and (iii) an amount equal to the monthly cost of family coverage under the current plan times 24, less applicable withholdings and statutory obligations; and (iv) amount intended to reflect reasonable estimate of the premium Mr. Turner would have paid for life and disability benefits for 24 months following termination.

In the event of a termination other than due to resignation, for cause, death or disability or Involuntary Termination following a Change of Control, Premier USA will make reasonable effort to provide 3 month’s advance notice of termination and pay a lump sum, as severance pay: (i) an amount equal to 12 months of Mr. Turner’s base salary in effect on the termination date, in addition to incentive bonus less applicable taxes and withholdings; (ii) an amount equal monthly cost of family coverage under the current plan times 12, less applicable withholdings and statutory obligations; and (iii) amount intended to reflect reasonable estimate of the premium Mr. Turner would have paid for life and disability benefits for 12 months following termination.

Director Compensation

In 2024, the Compensation Committee worked with Southlea Group to determine that no changes were required to the compensation arrangements for the board of directors. During 2023, the Corporation completed an external market review of the compensation arrangements for the board of directors.

The board of director compensation framework for the year ended December 31, 2024, summarized below:

Criteria	Fees Paid for the Year Ended December 31, 2024 ($)	Fees Paid for the Year Ended December 31, 2023 ($)
Non-Executive Chairman of the Corporation	80,000	80,000
Director of the Corporation	55,000	55,000
Chair of Audit Committee of the Board	10,000	10,000
Chair of Compensation Committee of the Board	7,500	7,500
Chairs of CG&N Committee and TSS Committee of the Board	5,000	5,000
Additional fee for any Director that sits on more than two committees	5,000	5,000

The following table sets forth a summary of all amounts of compensation provided to the directors of the Corporation, other than the Named Executive Officers, during the financial year of the Corporation ended December 31, 2024.

Name (1)	Fees Earned or Paid in Cash ($)		Share- Based Awards ($)		Option- Based Awards ($)	Non-Equity Incentive Plan Compensation ($)	Pension Value ($)	All Other Compensation ($)	Total Compensation ($)
Ron Clayton	85,000		130,000	(4)	—	—	—	—	215,000
Eva Bellissimo (3)	60,000	(3)	105,000	(4)	—	—	—	—	165,000
John Begeman	67,500		105,000	(4)	—	—	—	—	172,500
John Seaman	65,000		75,000		—	—	—	—	140,000
Greg Smith (3)(5)	55,000	(3)	—		—	—	—	—	55,000
Arthur Einav (3)	55,000	(3)	105,000	(4)	—	—	—	—	160,000
Christina McCarthy (3)(6)	55,000	(3)	75,000		—	—	—	—	130,000
Cassandra Joseph (2)(3)	41,250	(3)	47,466		—	—	—	—	88,716
Notes:
(1)
The director compensation table does not include information with respect to Mr. Downie, who was the Chief Executive Officer and a director of the Corporation until his retirement on September 18, 2024. The table does not include information with respect to Mr. Young, who was appointed Chief Executive Officer on September 18, 2024. Information with respect to the compensation paid to Mr. Downie and Mr. Young for the financial year ended December 31, 2024 is set out under the heading “Summary Compensation Table” above.

(2)	Ms. Joseph joined the board on May 14, 2024 and her fees earned in 2024 were pro-rated as of that date.
(3)	For the year 2024, Ms. Bellissimo, Mr. Einav, Mr. Smith, Ms. Joseph and Ms. McCarthy received their director fees in the form of DSUs in lieu of cash.
(4)	The Chairman of the board and the CG&N Committee members were granted a one-time USD$30,000 equity award for the additional work associated with the CEO search in 2024.
(5)	Mr. Smith resigned from the Board effective as of December 31, 2024. He was granted pro-rated share-based awards in the amount of $43,750.
(6)	Ms. McCarthy will not be standing for re-election at the 2025 Annual and Special Meeting of the shareholders of the Corporation (the “Meeting”).
Policies and Practices for Granting Certain Equity Awards
The Compensation Committee is responsible for the review and approval of our policies and practices with respect to granting equity awards. The Compensation Committee typically targets the first quarter of the fiscal year, in concert with the release of the annual results, for granting annual long-term incentive awards to eligible recipients, absent an extraordinary event. The Compensation Committee believes this aligns timing of equity grants with the planning of annual salary increases (also in the first quarter of our fiscal year), allowing a holistic view of total compensation.
The Compensation Committee seeks to structure equity grants so that they are awarded during an open window period as designated by the Corporation’s Insider Trading Policy.
All grants to executive officers are approved by the Board on recommendation of the Compensation Committee itself and not pursuant to any delegated authority.
The Corporation has never had any programs, policies, or practices which are intended to time stock option grants with the release of material, non-public
information in a manner that would provide

advantageous option exercise prices to grant recipients. Option exercise prices are, in all cases, equal to the closing price of the Common Shares on the date of grant.
During the year ended December 31, 2024, the Corporation did not grant option awards in anticipation of the release of material non-public
information or time the release of material
non-public
information for the purpose of affecting the value of executive compensation.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth, as of December 31, 2024, information concerning securities authorized for issuance under equity compensation plans of the Corporation.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights			Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Securityholders	20,140,951	(1)	C$	2.43	(2)	20,837,745	(3)
Equity Compensation Plans Not Approved by Securityholders	Nil			Nil		Nil

Total	20,140,951		C$	2.43		20,837,745

Notes:
(1)
As of December 31, 2024 includes the following: (i) 10,553,120 Common Shares issuable upon exercise of outstanding Options granted by the Corporation under the Omnibus Incentive Plan, which includes the outstanding Replacement SpinCo Options (as defined in the Omnibus Incentive Plan) and Options issued pursuant to the Paycore Arrangement”; (ii) 8,830,555 Common Shares issuable upon vesting of outstanding Share Units granted under the Omnibus Incentive Plan; and (iii) 757,276 Common Shares issuable upon vesting of outstanding DSUs.

(2)	Reflects the weighted-average exercise price of outstanding Options only.
(3)
Aggregate number of Awards remaining available for future issuances under the Omnibus Incentive Plan as of December 31, 2024, calculated based on 409,786,956 Common Shares issued and outstanding as of December 31, 2024.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The following table sets forth certain information regarding the direct ownership of Common Shares as of April 23, 2025 by: (i) each of the Corporation’s directors; (ii) each of the Named Executive Officers; (iii) all of the Corporation’s current executive officers and directors as a group; and (iv) each person or entity known to us to own beneficially more than 5% of our Common Shares. Except as set out below, the Corporation is not aware of any person or entity who owns more than 5% of the outstanding Common Shares.

Beneficial ownership is determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Common Shares underlying convertible securities that are exercisable within 60 days following April 23, 2025 are deemed to be outstanding and beneficially owned by the holder for the purpose of computing share and percentage ownership of that holder but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, to the Corporation’s knowledge and as affected by applicable community property laws, all persons listed below have sole voting and investment power for all Common Shares shown as beneficially owned by them. The information concerning the beneficial ownership of our officers and directors is based solely on information provided by those individuals. Unless otherwise indicated, the address for the following Shareholders is c/o i-80 Gold Corp., Suite 2500 Park Place, 666 Burrard Street, Vancouver, British Columbia, V6B 2X8.

Beneficial Owner	Number Beneficially Owned(1)	Percent Beneficially Owned(1)
Named Executive Officers and Directors
Richard Young(2)(7)	3,042,000	0.62%
Ryan Snow(2)(8)	984,242	0.20%
Matthew Gili(2)(9)	1,444,965	0.29%
David Savarie(2)(10)	257,450	0.05%
Ron Clayton(2)(11)	723,484	0.15%
Eva Bellissimo(2)(12)	358,511	0.07%
John Begeman(2)(13)	1,355,057	0.28%
John Seaman(2)(14)	568,578	0.12%
Arthur Einav(2)(15)	304,613	0.06%
Christina McCarthy(2)(6)(16)	1,147,298	0.23%
Cassandra Joseph(2)(17)	46,057	0.01%
All current directors & executive officers as a group (11 total)	10,232,255	2.08%
5%+ Shareholders
Daniel Kaufman(3)	39,063,734	7.94%
Orion Resource Partners (USA) LP(4)	44,291,545	9.99%
Sprott Inc.(5)	26,268,206	5.34%

Notes:

1.

The number of Common Shares beneficially owned and the percentage of Common Shares beneficially owned are based on 443,358,811 Common Shares issued and outstanding as of April 23, 2025 and including potentially dilutive shares as described below for each beneficial owner.

2.

Number of Beneficially Owned for each individual refers to currently held Common Shares of the Corporation and does not include deferred share units (DSUs), performance share units (PSUs), restricted share units (RSUs) or incentive stock options (Options) held by such individuals, unless those convertible securities are exercisable within 60 days of April 23, 2025.

3.

This information is based solely on a Schedule 13G filed by Daniel Kaufman with the SEC on January 8, 2025, which reported ownership as of December 31, 2024 (the “Kaufman 13G”). According to the Kaufman 13G, Mr. Kaufman has sole voting power and sole dispositive power with respect to 39,063,734 Common Shares. The address of Mr. Kaufman is PO Box 495, Palmer, PR 00721.

4.

This information is based on a Schedule 13G/A filed by Orion Resource Partners (USA) LP (“Orion”) with the SEC on November 14, 2024, which reported ownership as of September 30, 2024 (the “Orion 13G”). According to the Orion 13G, Orion has sole voting power and sole dispositive power with respect to 60,857,356 Common Shares. The address of Orion is 1045 Avenue of the Americas, New York, NY 10018. For clarity, the 44,291,545 total is comprised of the following: (i) 9,342,887 Common Shares held directly by Orion Mine Finance Fund II, LP; (ii) 9,574,689 Common Shares held directly by Orion Mine Finance Fund III LP (“Fund III”); (iii) 11,808,788 Common Shares that Orion has the right to acquire upon conversion of warrants (“Warrants”) held directly by Fund III; and (iv) 30,130,992 Common Shares that Orion has the right to acquire upon conversion of $50,000,000 in principal, plus accrued interest, of a convertible loan (the “Convertible Loan”) held directly by Fund III, which is subject to a beneficial ownership limitation, pursuant to which Fund III may not convert the Convertible Loan to the extent that such conversion would result in Fund III and its affiliates beneficially owning more than 9.99% of the Common Shares outstanding immediately after giving effect to the issuance of Common Shares upon such conversion. The 44,291,545 Common Shares presented in this table represent 9.99% of the Common Shares outstanding as of the April 23, 2025.
5.

This information is based on a Schedule 13G/A jointly filed by Sprott Inc. (“Sprott”) and Sprott Asset Management USA Inc. (“Sprott USA”) with the SEC on November 11, 2024, which reported ownership as of September 30, 2024 (the “Sprott 13G”). According to the Sprott 13G, Sprott has shared voting power and shared dispositive power with respect to 23,951,673 Common Shares, and Sprott USA has shared voting power and shared dispositive power with respect to 19,647,798 Common Shares. The address of Sprott is 200 Bay Street, Suite 2600, Toronto, ON M5J 2J1. The address of Sprott USA is 320 Post Road, Suite 230, Darien CT 06820. In addition, as of March 31, 2025, Sprott has sole voting power and sole dispositive power with respect to 2,316,533 Common Shares that Sprott has the right to acquire upon conversion of $4,600,000 in principal, plus accrued interest, of a convertible loan.

6.	Ms. McCarthy will not be standing for re-election at the Meeting.
7.	Mr. Young beneficially owns 3,042,000 common shares.
8.	Mr. Snow beneficially owns 165,000 common shares, 794,242 Options and 25,000 warrants that are exercisable within 60 days of April 23, 2025.
9.	Mr. Gili beneficially owns 191,194 common shares, 1,238,771 Options and 15,000 warrants that are exercisable within 60 days of the April 23, 2025.
10.	Mr. Savarie beneficially owns 257,450 common shares.
11.	Mr. Clayton beneficially owns 280,000 common shares, 345,635 Options, 57,849 DSUs and 40,000 warrants that are exercisable within 60 days of April 23, 2025.
12.	Ms. Bellissimo beneficially owns 22,435 common shares, 169,698 Options and 166,378 DSUs that are exercisable within 60 days of April 23, 2025.
13.	Mr. Begeman beneficially owns 767,710 common shares, 541,898 Options and 45,449 DSUs that are exercisable within 60 days of April 23, 2025.
14.	Mr. Seaman beneficially owns 296,942 common shares, 173,698 Options and 47,938 DSUs that are exercisable within 60 days of April 23, 2025.
15.	Mr. Einav beneficially owns 133,698 Options and 170,915 DSUs that are exercisable within 60 days of April 23, 2025.
16.	Ms. McCarthy beneficially owns 542,728 common shares, 510,000 Options and 94,570 DSUs that are exercisable within 60 days of April 23, 2025.
17.	Ms. Joseph beneficially owns 46,057 DSUs that are exercisable within 60 days of April 23, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

The Corporation has not adopted a related party transaction policy.

Transactions with Related Persons

Since December 31, 2022, there have been none and there are no currently proposed transactions in which the Corporation was or is to be a participant and the amount involved exceeds the lesser of

$120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons (had or will have a direct or indirect material interest:

•	any executive officer, director, or nominee for election as director of the Corporation;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding Common Shares

•

any promoters and control persons; and any member of the immediate family (including any child, parent, sibling, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law, and stepchildren and stepparents, and any person sharing the household of such person (other than a tenant or an employee)) of any of the foregoing persons.

Director Independence

The Corporation currently has eight directors, all of whom, except Mr. Richard Young and Ms. Christina McCarthy, are considered independent for the purposes of National Instrument 58-101 – Disclosure of Corporate Governance Practices (“NI 58-101”), the applicable standards of the NYSE American and the rules of the SEC. Ms. McCarthy will not be standing for re-election at the Meeting. Accordingly, going forward it is expected that all seven directors, except Mr. Richard Young, will be considered independent of the Corporation for the purposes of NI 58-101, the applicable standards of the NYSE American and the rules of the SEC, as detailed below.

The Common Shares are dual-listed in Canada and the United States. The NYSE American, U.S. securities laws, Glass Lewis and ISS all provide different requirements for determining director independence than requirements under Canadian securities laws and the policies of the TSX. While the standards used by the NYSE American, U.S. securities laws, as well as the requirements of Glass Lewis and ISS, are generally consistent with TSX requirements and Canadian securities laws, they each also include several additional requirements that may render a director that is independent under Canadian securities laws to be considered not independent under their respective standards.

Name of Director	Independence within the meaning of NI 58-101
Ron Clayton (Chair)	Independent
Richard Young	Not Independent(1)
John Seaman	Independent
John Begeman	Independent
Arthur Einav	Independent
Eva Bellissimo	Independent
Christina McCarthy	Not Independent(2)(3)
Cassandra Joseph	Independent

Notes:

(1)	Mr. Young is not considered to be independent by virtue of the fact that he is the Chief Executive Officer of the Corporation.
(2)

Ms. McCarthy may not be considered independent of the Corporation for the purposes of NI 58-101 as she was the President and Chief Executive Officer of Paycore Minerals Inc. prior to the Paycore Arrangement. At the closing of the Paycore Arrangement on May 5, 2023, Ms. McCarthy ceased to be the President and Chief Executive Officer of Paycore Minerals Inc. and Paycore Minerals Inc. became a wholly-owned subsidiary of the Corporation. Subsequently on May 9, 2023, Ms. McCarthy was elected as a director of the Corporation. While Ms. McCarthy was not an officer of Paycore Minerals Inc. at any time that Paycore Minerals Inc. was a subsidiary of the Corporation, the Corporation acknowledges that Ms. McCarthy may be deemed to be not independent pursuant to Section 1.4(3)(a) of NI 58-101.

(3)	Ms. McCarthy will not be standing for re-election at the Meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

The Audit Committee’s charter contains policies and procedures for the engagement of non-audit services. The Audit Committee is responsible for the pre-approval of all audit services and permissible non-audit services to be provided to the Corporation by the external auditors, subject to any exceptions provided in NI 52-110.

All engagements and fees for the fiscal year ended December 31, 2024 were pre-approved by the Audit Committee.

External Auditor Service Fees

The aggregate fees billed by the external auditor of the Corporation, Grant Thornton LLP, during the two most recently completed financial years of the Corporation are set out below.

Financial Year Ended	Audit Fees[1]	Audit Related Fees[2]	Tax Fees[3]	All Other Fees[4]
December 31, 2023	$902,914	—	—	—
December 31, 2024	$1,606,150	—	—	—

Notes:

(1)	“Audit Fees” refers to the aggregate fees billed for audit services.
(2)

“Audit Related Fees” refers to the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Corporation’s financial statements and are not reported under “Audit Fees”.

(3)	“Tax Fees” refers to the aggregate fees billed for professional services for tax compliance, tax advice and tax planning.
(4)	“All Other Fees” refers to the aggregate fees billed for products and services, other than the services reported under “Audit Fees”, “Audit Related Fees” and “Tax Fees”.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The response to this portion of Item 15 was included in Item 8 of the Original Form 10-K.

(a)(2) The response to this portion of Item 15 was included in Item 8 of the Original Form 10-K.

(a)(3) the following exhibits are filed as part of this Form 10-K/A or are incorporated herein by reference:

Exhibit No.	Description

3.1	Notice of Articles of i-80 Gold Corp. dated March 5, 2025 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

3.2	Articles of i-80 Gold Corp. dated November 10, 2020 (incorporated by reference to Exhibit 99.83 to the Registration Statement on Form 40-F (File No. 001-41382) filed with the Securities and Exchange Commission on May 6, 2022)

4.1	Description of Common Shares (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

4.2	Convertible Debenture Indenture, dated February 22, 2023, by and among i-80 Gold Corp. and TSX Trust Company (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

4.3	First Supplemental Indenture to Convertible Debenture Indenture, dated February 28, 2025, by and among i-80 Gold Corp. and TSX Trust Company (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.1	Amended and Restated Convertible Credit Agreement, dated January 15, 2025, by and among, inter alios, i-80 Gold Corp. and OMF Fund III (F) Ltd. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.2	Amending Agreement dated January 31, 2025, to the Amended and Restated Convertible Credit Agreement by and among, inter alios, i-80 Gold Corp., and OMF Fund III (F) Ltd. dated January 15, 2025 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.3	Extension Agreement dated February 14, 2025, in connection with the Amended and Restated Convertible Credit Agreement by and among, inter alios, i-80 Gold Corp., and OMF Fund III (F) Ltd. dated January 15, 2025 and amended by that certain amending agreement dated January 31, 2025 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.4	Extension Agreement dated March 14, 2025, in connection with the Amended and Restated Convertible Credit Agreement by and among, inter alios, i-80 Gold Corp., and OMF Fund III (F) Ltd. dated January 15, 2025 and amended by that certain amending agreement dated January 31, 2025 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.5	Form of Warrant Certificate in connection with the Amended and Restated Convertible Credit Agreement by and among, inter alios, i-80 Gold Corp., and OMF Fund III (F) Ltd. dated January 15, 2025 as amended by that certain amending agreement dated January 31, 2025 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.6	Amended and Restated Gold Prepay Purchase and Sale Agreement dated September 20, 2023, by and among, inter alios, i-80 Gold Corp. and OMF Fund III (HG) Ltd. (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.7	Amending Agreement dated April 25, 2024, to the Amended and Restated Gold Prepay Purchase and Sale Agreement by and among, inter alios, i-80 Gold Corp., and OMF Fund III (HG) Ltd. dated September 20, 2023 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.8	Side Letter Agreement dated June 28, 2024, to the Amended and Restated Gold Prepay Purchase and Sale Agreement by and among, inter alios, i-80 Gold Corp., and OMF Fund III (HG) Ltd. dated September 20, 2023 and amended by that certain amending agreement dated April 25, 2024 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.9	Waiver and Amending Agreement dated December 31, 2024, in connection with the Amended and Restated Gold Prepay Purchase and Sale Agreement by and among, inter alios, i-80 Gold Corp., and OMF Fund III (HG) Ltd. dated September 20, 2023 and amended by that certain amending agreement dated April 25, 2024 and that certain side letter agreement dated June 28, 2024 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.10	Amending Agreement dated as of March 28, 2025, in connection with the Amended and Restated Gold Prepay Purchase and Sale Agreement by and among, inter alios, i-80 Gold Corp., and OMF Fund III (HG) Ltd. dated September 20, 2023 and amended by those certain amending agreements dated April 25, 2024 and December 31, 2024 and that certain side letter agreement dated June 28, 2024 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.11	Purchase and Sale Agreement (Silver) dated December 13, 2021, among, inter alios, i-80 Gold Corp., OMF Fund III (Hg) Ltd., and other purchaser parties thereto from time to time (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.12	Extension Agreement dated January 12, 2024, in connection with the Purchase and Sale Agreement (Silver) by and among, inter alios, i-80 Gold Corp., OMF Fund III (HG) Ltd. dated December 13, 2021 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.13	Amending Agreement dated April 25, 2024, to the Purchase and Sale Agreement (Silver) by and among, inter alios, i-80 Gold Corp. and OMF Fund III (HG) Ltd., and other purchaser parties thereto from time to time dated December 13, 2021 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.14	Waiver and Amending Agreement dated December 31, 2024, in connection with the Purchase and Sale Agreement (Silver) by and among, inter alios, i-80 Gold Corp. and OMF Fund III (HG) Ltd., and other purchaser parties thereto from time to time dated December 13, 2021 and amended by that certain amending agreement dated April 25, 2024 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.15	Amending Agreement dated March 28, 2025, in connection with the Purchase and Sale Agreement (Silver) by and among, inter alios, i-80 Gold Corp. and OMF Fund III (HG) Ltd., and other purchaser parties thereto from time to time dated December 13, 2021 and amended by those certain amending agreements dated April 25, 2024 and December 31, 2024 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.16	Supplementary Terms Agreement dated as of March 31, 2025 between Paycore Minerals Inc. and National Bank of Canada (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.17*	Executive Employment Agreement, dated November 12, 2024, by and among David Savarie and i-80 Gold Corp. (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.18*	Executive Employment Agreement, dated April 8, 2021, by and among Ryan Snow and i-80 Gold Corp. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.19*	Executive Employment Agreement, dated April 8, 2021, by and among Matthew Gili and i-80 Gold Corp. (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.20*	Executive Employment Agreement, dated October 7, 2024, by and among Richard Young and i-80 Gold Corp. (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.21*	i-80 Gold Corp. Omnibus Share Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-280725) filed with the Securities and Exchange Commission on July 9, 2024)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

23.1	Qualified Person Consent Practical Mining LLC for report titled “S-K 1300 Technical Report Summary, Initial Assessment for the Cove Project, Lander County, Nevada effective December 31, 2024” dated March 26, 2025 (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

23.2	Qualified Person Consent T.R. Raponi Consulting Ltd. for report titled “S-K 1300 Technical Report Summary, Initial Assessment for the Cove Project, Lander County, Nevada effective December 31, 2024” dated March 26, 2025 (incorporated by reference to Exhibit 23.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

23.3	Qualified Person Consent Global Resources Engineering for report titled “S-K 1300 Technical Report Summary, Initial Assessment for the Granite Creek Mine, Humboldt County, Nevada effective December 31, 2024” dated March 27, 2025 (incorporated by reference to Exhibit 23.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

23.4	Qualified Person Consent Practical Mining LLC for report titled “S-K 1300 Technical Report Summary, Initial Assessment for the Granite Creek Mine, Humboldt County, Nevada effective December 31, 2024” dated March 27, 2025 (incorporated by reference to Exhibit 23.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

23.5	Qualified Person Consent T.R. Raponi Consulting Ltd. for report titled “S-K 1300 Technical Report Summary, Initial Assessment for the Granite Creek Mine, Humboldt County, Nevada effective December 31, 2024” dated March 27, 2025 (incorporated by reference to Exhibit 23.5 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

23.6	Qualified Person Consent GeoGlobal LLC for report titled “S-K 1300 Technical Report Summary, Initial Assessment for the Lone Tree Deposit, Nevada effective December 31, 2024” dated February 24, 2025 (incorporated by reference to Exhibit 23.6 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

23.7	Qualified Person Consent Forte Dynamics, Inc. for report titled “S-K 1300 Technical Report Summary, Initial Assessment for the Ruby Hill Complex, Eureka County, Nevada effective December 31, 2024” dated March 27, 2025 (incorporated by reference to Exhibit 23.7 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

23.8	Qualified Person Consent Practical Mining LLC for report titled “S-K 1300 Technical Report Summary, Initial Assessment for the Ruby Hill Complex, Eureka County, Nevada effective December 31, 2024” dated March 27, 2025 (incorporated by reference to Exhibit 23.8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

23.9	Qualified Person Consent T.R. Raponi Consulting Ltd. for report titled “S-K 1300 Technical Report Summary, Initial Assessment for the Ruby Hill Complex, Eureka County, Nevada effective December 31, 2024” dated March 27, 2025 (incorporated by reference to Exhibit 23.9 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

23.10	Consent of Grant Thornton LLP (incorporated by reference to Exhibit 23.10 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

24.1	Power of Attorney (incorporated by reference to the signature page of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

95.1	Mine Safety Disclosure for the Year Ended December 31, 2024 (incorporated by reference to Exhibit 95.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

96.1	S-K 1300 Technical Report Summary, Initial Assessment for the Ruby Hill Complex, Eureka County, Nevada effective December 31, 2024 (incorporated by reference to Exhibit to Exhibit 99.1 to the Form 8-K dated March 31, 2025)

96.2	S-K 1300 Technical Report Summary, Initial Assessment for the Lone Tree Deposit, Nevada effective December 31, 2024 (incorporated by reference to Exhibit 99.2 to the Form 8-K dated March 31, 2025)

96.3	S-K 1300 Technical Report Summary, Initial Assessment for the Granite Creek Mine, Humboldt County, Nevada effective December 31, 2024 (incorporated by reference to Exhibit 99.3 to the Form 8-K dated March 31, 2025)

96.4	S-K 1300 Technical Report Summary, Initial Assessment for the Cove Project, Lander County, Nevada effective December 31, 2024 (incorporated by reference to Exhibit 99.4 to the Form 8-K dated March 31, 2025)

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

*	Management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2025

i-80 Gold Corp

By:	/s/ Richard Young
Name:	Richard Young
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Name	Position	Date

/s/ Richard Young Richard Young	Chief Executive Officer & Director (Principal Executive Officer)	April 30, 2025

/s/ Ryan Snow Ryan Snow	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 30, 2025

* Ron Clayton	Chairman of the Board of Directors	April 30, 2025

* Eva Bellissimo	Director	April 30, 2025

* John Begeman	Director	April 30, 2025

* John Seaman	Director	April 30, 2025

* Arthur Einav	Director	April 30, 2025

* Christina McCarthy	Director	April 30, 2025

* Cassandra Joseph	Director	April 30, 2025

*By	/s/ Ryan Snow
Attorney-in-fact