Form 10-Q
period 2025-03-31
i-80 Gold Corp.
filed 2025-05-05
CIK 1853962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____ to ____
Commission File Number: 001-41382
I-80 GOLD CORP.
(Exact Name of Registrant as Specified in Its Charter)

British Columbia	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5190 Neil Road, Suite 460 Reno, Nevada, USA	89502
(Address of Principal Executive Offices)	(Zip Code)

(775) 525-6450 (Registrant’s Telephone Number, Including Area Code) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	IAUX	NYSE American LLC
Common Shares	IAU	The Toronto Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2025, the registrant had 443,358,811 common shares, no par value, outstanding.

FORWARD-LOOKING INFORMATION

Certain information set forth in this Report Form 10-Q, including but not limited to management's assessment of the Company's future plans and operations, the perceived merit of projects or deposits, and the impact and anticipated timing of the Company’s development plan and recapitalization plan, production guidance and outlook, the anticipated growth expenditures, the anticipated timing of permitting, production, project development or technical studies constitutes forward looking statements or forward-looking information within the meaning of applicable securities laws. All statements other than statements of historical fact are forward-looking statements. Often, but not always, forward-looking statements can be identified by the use of words such as "plans", "expects", "is expected", "budget", "scheduled", "estimates", "continues", "forecasts", "projects", "predicts", "intends", "anticipates" or "believes", or variations of, or the negatives of, such words and phrases, or state that certain actions, events or results "may", "could", "would", "should", "might" or "will" be taken, occur or be achieved. Readers are cautioned that the assumptions used in the preparation of information, although considered reasonable at the time of preparation, may prove to be inaccurate and, as such, reliance should not be placed on forward looking statements. The Company's actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements and, accordingly, no assurance can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what benefits, if any, that the Company will derive there from. By their nature, forward looking statements are subject to numerous risks and uncertainties, some of which are beyond the Company’s control, including general economic and industry conditions, volatility of commodity prices, title risks and uncertainties, ability to access sufficient capital from internal and external sources, the Company may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. The Company's ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time, currency fluctuations, construction and operational risks, licensing and permit requirements, environmental risks, competition from other industry participants, the lack of availability of qualified personnel or management, imprecision of mineral resource, or production estimates and stock market volatility. Please see “Risks Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for more information regarding risks regarding the Company which is available on EDGAR at www.sec.gov/edgar and SEDAR+ at www.sedarplus.ca. All forward-looking statements contained in this Report Form 10-Q speak only as of the date of this Report on Form 10-Q or as of the dates specified in such statements. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as required by applicable law.

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

I-80 GOLD CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands of United States Dollars, except for share data)
(Unaudited)

	Note	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents		$13,475	$19,001
Receivables, net		2,334	3,273
Inventory	3	24,001	15,331
Prepaids and deposits		3,787	3,421
Current portion of other assets		1,278	1,278
Total current assets		44,875	42,304
Non-current assets
Other assets		650	594
Restricted cash		40,948	40,289
Property, plant and equipment, net	4	572,495	572,442
Total non-current assets		614,093	613,325
Total assets		$658,968	$655,629

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities		$25,003	$26,420
Current portion of long-term debt	5	40,825	37,842
Current reclamation liabilities		1,154	906
Current portion of other liabilities	6	18,683	8,882
Total current liabilities		85,665	74,050
Non-current liabilities
Deferred tax liabilities		16,401	16,401
Long-term debt	5	156,650	153,555
Reclamation liabilities		57,103	55,710
Non-current portion of other liabilities	6	25,191	15,249
Total non-current liabilities		255,345	240,915
Total liabilities		341,010	314,965

COMMITMENTS AND CONTINGENCIES	16

EQUITY
Common shares, unlimited authorized shares with no par value, 443,358,810 and 409,786,956 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	7	624,998	606,505
Additional paid-in capital		18,983	18,977
Accumulated deficit		(326,023)	(284,818)
Total equity		317,958	340,664
Total liabilities and equity		$658,968	$655,629

See accompanying notes to the Condensed Consolidated Financial Statements

I-80 GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in thousands of United States Dollars, except for share data)
(Unaudited)

		Three months ended March 31,
	Note	2025	2024
Revenue	10	$14,048	$8,413
Cost of sales		(10,766)	(8,332)
Depletion, depreciation and amortization	4	(376)	(377)
Gross profit (loss)		2,906	(296)

Expenses
Pre-development, evaluation and exploration		9,545	7,274
General and administrative		4,990	4,225
Property maintenance		4,147	4,322
Loss from operations		(15,776)	(16,117)

Other income	11	511	9,262
Other expense	11	(17,736)	(4,423)
Interest expense	12	(8,204)	(8,036)
Loss before income taxes		(41,205)	(19,314)

Deferred tax expense	14	—	(386)
Net loss and comprehensive loss		$(41,205)	$(19,700)

Loss per share
Basic and diluted loss per share	8	$(0.10)	$(0.06)

Basic and diluted weighted average shares outstanding	8	431,341,371	305,323,881

See accompanying notes to the Condensed Consolidated Financial Statements

I-80 GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of United States Dollars)
(Unaudited)

		Three months ended March 31,
	Note	2025	2024
OPERATING ACTIVITIES
Net loss		$(41,205)	$(19,700)

Adjustments
Depletion, depreciation and amortization	4	743	757
Accretion expense		975	768
Share-based payments		692	530
Non-cash items included in other expense (income)	9	17,564	(4,405)
Loss on foreign exchange		123	69
Interest expense		8,204	8,030
Deferred tax expense		—	386
Other		34	(80)
Net change in operating assets and liabilities	9	(9,831)	(11,578)
Cash used in operating activities		$(22,701)	$(25,223)

INVESTING ACTIVITIES
Capital expenditures on property, plant and equipment		(356)	(702)
Cash used in investing activities		$(356)	$(702)

FINANCING ACTIVITIES
Proceeds from shares issued in equity financing	7	16,212	17,436
Proceeds from shares issued in ATM Program	7	2,519	—
Share issue costs		(113)	(380)
Stock option exercises		8	586
Finance fees paid		(294)	(200)
Other		(16)	(125)
Cash provided by financing activities		$18,316	$17,317

Change in cash, cash equivalents and restricted cash during the period		(4,741)	(8,608)
Cash, cash equivalents and restricted cash, beginning of period		59,290	60,765
Effect of exchange rate changes on cash held		(126)	(69)
Cash, cash equivalents and restricted cash, end of period		$54,423	$52,088

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents		13,475	13,090
Restricted cash and cash equivalents		40,948	38,998
Total cash, cash equivalents, and restricted cash		$54,423	$52,088

Supplemental cash flow information [Note 9]

See accompanying notes to the Condensed Consolidated Financial Statements

I-80 GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Stated in thousands of United States Dollars, except for share data)
(Unaudited)

		Share Capital
Issued and outstanding	Note	Number of shares	Common shares	Additional paid-in capital	Accumulated deficit	Total equity
Balance as at December 31, 2023		298,502,334	$489,270	$19,311	$(163,285)	$345,296
Issued from financing activities	7	13,064,204	17,436	—	—	17,436
Issuance of common shares related to contingent payments	7	2,727,336	3,564	—	—	3,564
Issued on exercise of stock options	7	594,800	1,269	(683)	—	586
Share-based compensation		—	—	355	—	355
Share issue costs		—	(380)	—	—	(380)
Net loss		—	—	—	(19,700)	(19,700)
Balance as at March 31, 2024		314,888,674	$511,159	$18,983	$(182,985)	$347,157

Balance as at December 31, 2024		409,786,956	$606,505	$18,977	$(284,818)	$340,664
Issued from financing activities	7	33,551,854	18,731	—	—	18,731
Issued on exercise of stock options	7	20,000	52	(43)	—	9
Share-based compensation	7	—	—	49	—	49
Share issue costs		—	(290)	—	—	(290)
Net loss		—	—	—	(41,205)	(41,205)
Balance as at March 31, 2025		443,358,810	$624,998	$18,983	$(326,023)	$317,958

See accompanying notes to the Condensed Consolidated Financial Statements

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

1.NATURE OF OPERATIONS

i-80 Gold Corp ("i-80 Gold" or the "Company"), is a Nevada-focused, growth-oriented gold and silver mining company engaged in the exploration and development and extraction of gold and silver. The Company's principal assets include the Granite Creek property, Ruby Hill property, Cove property, and the Lone Tree property which includes the autoclave facilities. Each property is wholly-owned by the Company.

The Company was incorporated on November 10, 2020, in the province of British Columbia, Canada. The Company’s common shares are listed on the Toronto Stock Exchange (“TSX”) under the symbol IAU and the New York Stock Exchange ("NYSE American") under the symbol IAUX. Its head office is located in Reno, Nevada. The corporate office is located in Toronto, Ontario.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)Risks and uncertainties and liquidity

As a mining company, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing metal prices, primarily for gold and silver. The prices of these metals are volatile and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and the quantities of mineralized material. The carrying value of the Company's property, plant and equipment, net, inventories, and certain derivative assets are particularly sensitive to the outlook for commodity prices. A decline in the Company's price outlook from current levels could result in material impairment charges related to these assets.

In addition to changes in commodity prices, other factors such as changes in mine plans, increases in costs, geotechnical failures, changes in social, environmental or regulatory requirements and impacts of global events such as future pandemics could result in material impairment charges related to these assets.

These unaudited Condensed Consolidated Financial Statements ("Financial Statements") have been prepared by management on a going concern basis. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

The Company’s ability to execute its plan and fulfill its commitments as they come due is dependent upon its success in obtaining additional financing. While management has been successful in raising additional funds in the past, there can be no assurance that it will be able to do so in the future. Given the Company’s working capital deficit, current operating losses and management’s expectation of future losses until it has fully executed its strategy, the inability of the Company to arrange appropriate financing in a timely manner could result in the carrying value of the Company’s assets being subject to material adjustment. These conditions indicate the existence of material uncertainties which cast substantial doubt as to the Company’s ability to continue as a going concern.

These Financial Statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary if the Company is not able to continue as a going concern. Such adjustments could be material.

(b)Basis of presentation

The Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. While information and note disclosures normally included in annual financial statements and prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, the Company believes that the information and disclosures included in the financial statements are adequate and not misleading. Therefore, this information should be read in conjunction with the audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended December 31, 2024. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. The results for the three month period ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

(c)Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 "Income Taxes (Topic 720): Improvements to Income Tax Disclosures." ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The standard is effective beginning with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and the Company plans to adopt this for the Annual Report. The Company is currently evaluating the impact of the guidance on its financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

3.INVENTORY

	March 31, 2025	December 31, 2024
Mineralized material in stockpiles and on leach pads	$18,103	$9,634
Work-in-process	2,199	2,133
Finished goods	1,106	195
Materials and supplies	2,593	3,369
Total inventory	$24,001	$15,331

The amount of inventory recognized as an expense in cost of sales for the three months ended March 31, 2025, was $10.8 million (2024 - $8.3 million). During the three months ended March 31, 2025, the Company recognized, within cost of sales, inventory write-downs of $0.9 million (2024 - nil) relating to heap leach material at Granite Creek.

4.PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2025	December 31, 2024
Pre-development and exploration properties (i)	$363,894	$363,228
Buildings, plant and equipment (ii)	203,131	203,137
Construction-in-progress	24,507	24,448
Total	591,532	590,813
Accumulated depreciation	19,037	18,371
Net carrying amounts	$572,495	$572,442
(i)Pre-development, exploration properties as well as construction-in-progress are not subject to depletion.
(ii)Included in buildings, plant and equipment are $160.5 million not subject to depreciation and amortization.

Depreciation, depletion and amortization on property, plant and equipment during the three months ended March 31, 2025 and 2024 include amounts allocated to:

	Three months ended March 31,
	2025	2024
Depreciation, depletion and amortization	$376	$377
Recorded in pre-development, evaluation and exploration	14	62
Recorded in general and administrative	43	62
Recorded in property maintenance	310	256
	743	757
Change in inventory	107	3
Total depletion, depreciation and amortization	$850	$760
5.LONG-TERM DEBT

	Orion Convertible Loan	Sprott Convertible Loan	Convertible Debentures	Gold Prepay Agreement	Silver Purchase Agreement	Other	Total
As at January 1, 2024	$46,764	$8,288	$66,940	$42,176	$29,662	$282	$194,112
Additions and adjustments	—	390	—	(1,777)	(731)	—	(2,118)
Amortization of finance costs	581	—	669	110	26	—	1,386
Principal repayment	—	(4,534)	—	(19,843)	(8,508)	(207)	(33,092)
Finance charge	9,776	1,315	5,841	11,052	3,125	—	31,109
As at December 31, 2024	57,121	5,459	73,450	31,718	23,574	75	191,397
Additions and adjustments	(1,714)	—	(279)	(43)	(43)	—	(2,079)
Amortization of finance costs	112	—	209	25	—	—	346
Principal repayment	—	—	—	—	—	(47)	(47)
Finance charge	2,420	219	1,504	2,470	1,245	—	7,858
As at March 31, 2025	$57,939	$5,678	$74,884	$34,170	$24,776	$28	$197,475
Less current portion	—	5,678	—	27,870	7,255	22	40,825
Long-term portion	$57,939	$—	$74,884	$6,300	$17,521	$6	$156,650

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

Orion Convertible Loan
On January 15, 2025, the Company amended and restated the Orion Convertible Loan. Pursuant to the amendment, the maturity date was extended from December 13, 2025, to June 30, 2026, and certain security was put in place to secure the Company’s obligations under the Orion Convertible Loan. Additional security against the Company’s Ruby Hill and Granite Creek projects was put in place as of March 31, 2025. In connection with the amendment the Company issued to Orion 5.0 million common share purchase warrants (Note 6) and entered into an offtake agreement with Orion (the “Offtake Agreement”). The Offtake Agreement will commence once the current offtake agreement with Deterra Royalties Limited expires at the end of December 2028 (Note 16).

Management determined that the modification to the agreement was non-substantial and accordingly, the Company accounted for the modification as an adjustment to the financial liability. Interest expense is calculated by applying the effective interest rate of 16.72% to the host liability component (December 31, 2024 - 18.64%). Interest accretion is included in interest expense. Orion is a related party (Note 15).

Convertible Debentures
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
•the conversion price applicable to the Company’ right to elect to convert outstanding and accrued interest on the Convertible Debentures is equal to the greater of (x) 85% of the average closing price of the i-80 Gold common shares as measured in US dollars on the NYSE during the 10 business days immediately preceding the date of the Company’s election notice, and (y) the volume weighted average price of i-80 Gold common shares on the TSX during the five trading days immediately preceding the date of the Company’s election notice, less a discount of 15%, converted into US dollars at the Bank of Canada rate on such date;
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

The mandatory redemption right is considered to be an embedded derivative by the Company, classified as financial liability and not separated from the host liability component. Management determined that the modification to the agreement was non-substantial and accordingly, the Company accounted for the modification as an adjustment to the financial liability. Interest expense is calculated by applying the effective interest rate of 9.4% to the host liability component (December 31, 2024 - 9.2%). Interest accretion is included in interest expense.

Gold Prepay Agreement
On March 28, 2025, the Company entered into an amending agreement with Orion extending the quarterly gold deliveries due March 31, 2025, to April 7, 2025.

The current portion of the liability is $27.9 million as of March 31, 2025. On April 2, 2025, the Company delivered 6,420 ounces of gold to Orion in full satisfaction of the December 31, 2024 and March 31, 2025 quarterly deliveries.

Interest expense is calculated by applying the effective interest rate of 32.2% to the host liability component (December 31, 2024 - 31.9%). For the amendment above, management determined that the modification to the agreement was non-substantial and accordingly, the Company accounted for the modification as an adjustment to the financial liability.

Silver Purchase Agreement
On March 28, 2025, the Company entered into an amending agreement with Orion extending the 2024 shortfall amount due March 31, 2025, to April 7, 2025.

The current portion of the liability is $7.3 million as of March 31, 2025. On April 2, 2025, the Company delivered 320,000 ounces of silver to Orion in full satisfaction of the 2024 shortfall amount. The delivered ounces were net of Orion's cash purchase price.

Interest expense is calculated by applying the effective interest rate of 21.4% to the host liability component. For the amendment above, management determined that the modification to the agreement was non-substantial and accordingly, the Company accounted for the modification as an adjustment to the financial liability.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

New Gold Prepay and Silver Purchase Agreement

On March 31, 2025, the Company entered into a New Gold Prepay and Silver Purchase arrangement ("New Gold Prepay and Silver Purchase Agreement") with National Bank of Canada ("National Bank") under which National Bank purchased 6,864 ounces of gold and 345,549 ounces of silver from the Company for delivery to National Bank by September 30, 2025 or earlier, upon an infusion of capital in line with the recapitalization plan. The proceeds of this new prepay arrangement were used to satisfy the March 31, 2025 gold and silver deliveries due to Orion under its respective Gold Prepay and Silver Purchase agreements. The New Gold Prepay and Silver Purchase Agreement was funded on April 1, 2025 for total proceeds of $31.0 million.

The New Gold Prepay and Silver Purchase Agreement contain an early termination make-whole provision and a mandatory prepayment provision, that are considered embedded derivatives by the Company and measured at fair value (Note 17). The early termination make-whole provision and mandatory prepayment provision are classified as financial liabilities and not separated from the host liability component as they have been deemed to be closely related.

6.OTHER LIABILITIES

	March 31, 2025	December 31, 2024
Warrant liability (i)	$6,592	$4,623
Share-based payment liability (ii)	1,433	790
Orion - Conversion and change of controls rights (iii)	1,760	336
Sprott - Conversion and change of controls rights (iii)	46	33
Gold Prepay Agreement embedded derivative (iv)	17,928	9,665
Silver Purchase Agreement embedded derivative (v)	15,474	7,999
Lease liability	641	685
Total other liabilities	43,874	24,131
Less current portion	18,683	8,882
Long-term portion	$25,191	$15,249

(i)Warrant liability

	Issue date	Expiry date	Exercise Price (C$)	Number of warrants	March 31, 2025	December 31, 2024
Brokered placement	5/1/2024	5/1/2028	2.15	34,849,025	$3,877	$3,875
Orion warrants	12/13/2021	12/13/2025	3.28	5,500,000	517	336
Orion warrants	9/20/2023	9/20/2026	3.17	3,750,000	473	290
Orion warrants	1/24/2024	1/24/2028	2.72	500,000	92	63
Orion warrants	1/15/2025	1/15/2029	1.01	5,000,000	1,633	—
Paycore warrants	5/5/2023	5/2/2025	4.02	3,330,657	—	55
Paycore warrants	5/5/2023	2/9/2025	2.40	255,567	—	4
Total warrant liability					$6,592	$4,623
The warrants are considered derivatives because their exercise price is in C$ whereas the Company’s functional currency is in USD. Accordingly, the Company recognizes the warrants as liabilities at fair value with changes in fair value recognized in the statement of loss. For the three months ended March 31, 2025, the Company recorded a fair value loss of $0.4 million (March 31, 2024 - gain of $2.6 million) (Note 11).

The fair value of the warrants, excluding warrants issued in connection with the bought deal public offering, were calculated using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2025	December 31, 2024
Risk-free rate	2.49% to 3.06%	2.85% to 3.14%
Warrant expected life	1 to 46 months	2 to 37 months
Expected volatility	78% to 149%	86% to 232%

On January 15, 2025 the Company issued common share purchase warrants in connection with the amendments to the Orion Convertible Loan (Note 5). The warrants are subject to a four month hold period.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

(ii)Share-based payment liability
The Company recognized a share-based payment liability of $1.4 million at March 31, 2025 (December 31, 2024 - $0.8 million) under the Company's restricted and deferred share unit plans. The current portion of the liability is $0.4 million at March 31, 2025 (December 31, 2024 - $0.2 million).

(iii)Conversion and change of control right
The Orion Convertible Loan and Sprott Convertible Loan (the "Convertible Loans") contain a change of control feature, a conversion feature, and a forced conversion feature that are considered embedded derivatives by the Company. The change of control feature and conversion feature are classified as derivative financial liabilities measured at fair value (Note 17). The forced conversion feature is not separated from the host contract as it is considered to be indexed to the Company's shares. During the period ended March 31, 2025, none of the features were exercised.

The Orion Convertible Loan derivative financial liability was recorded at $1.8 million at March 31, 2025 (December 31, 2024 - $0.3 million). For the three months ended March 31, 2025, the Company recorded a fair value loss of $1.4 million (2024 - gain of $5.3 million) related to the valuation of the embedded derivatives through the statement of loss.

The Sprott Convertible Loan derivative financial liability was recorded at $0.05 million at March 31, 2025 (December 31, 2024 - $0.03 million). For the three months ended March 31, 2025, the Company recorded a fair value gain of $0.01 million (2024 - gain of $0.9 million) related to the valuation of the embedded derivatives through the statement of loss.

(iv)Gold Prepay embedded derivative

The financial liability represents the embedded derivative in relation to the fixed gold price included in the Gold Prepay Agreement (Note 5 and Note 17). The Company recognizes the embedded derivative at fair value with changes in fair value recognized in profit or loss. For the three months ended March 31, 2025, the Company recorded a fair value loss of $8.3 million, (2024 - $3.5 million) related to the valuation of the embedded derivative through the statement of loss (Note 11). As of March 31, 2025, the current portion of the Gold Prepay embedded derivative liability was $14.9 million.

(v)Silver Purchase Agreement embedded derivative

The financial liability represents the embedded derivative in relation to the silver price included in the Silver Purchase Agreement (Note 5 and Note 17). The Company recognizes the embedded derivative at fair value with changes in fair value recognized in profit or loss. For the three months ended March 31, 2025, the Company recorded a fair value loss of $7.5 million (2024 - $0.9 million) related to the valuation of the embedded derivative through the statement of loss (Note 11). As of March 31, 2025, the current portion of the Silver Purchase Agreement embedded derivative liability was $2.9 million.

7.COMMON SHARES

(a)Issued share capital:

	Note	Number of shares	Amount
Balance as at December 31, 2023		298,502,334	$489,270
Shares issued in private placement	(iii)	13,064,204	17,436
Shares issued in relation to Granite Creek contingent payments	(iv)	2,727,336	3,564
Exercise of warrants and stock options		594,800	1,269
Share issue costs		—	(380)
Balance as at March 31, 2024		314,888,674	$511,159

Balance as at December 31, 2024		409,786,956	$606,505
Shares issued in private placement	(i)	29,210,464	16,212
Shares issued in ATM Program	(ii)	4,341,390	2,519
Exercise of stock options		20,000	52
Share issue costs		—	(290)
Balance as at March 31, 2025		443,358,810	$624,998

(i)On January 31, 2025, the Company closed a prospectus offering of 28.2 million common shares of the Company at a price of C$0.80 per share for aggregate gross proceeds of $15.6 million (C$22.6 million). On February 28, 2025, in connection with the prospectus offering, the Company closed a concurrent private placement of 1.0 million common shares to certain directors and officers of the Company at a price of C$0.80 per share for aggregate gross proceeds of $0.6 million (C$0.8 million).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

(ii)The ATM Program was implemented pursuant to the terms of an equity distribution agreement dated August 12, 2024 (the "Equity Distribution Agreement"), among the Company, National Bank Financial Inc., and a syndicate of underwriters (collectively, the "Agents"). The ATM Program allowed i-80 offer and sell in Canada and the United States through the facilities of the TSX and the NYSE such number of common shares in the capital of the Company (the “Shares”) as would have an aggregate offering price of up to $50 million. The ATM Program expired on March 31, 2025. During the first quarter of March 31, 2025, the Company issued 4.3 million common shares under the ATM Program for total gross proceeds of $2.5 million.

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

(iv)On March 20, 2024, the Company issued 1.1 million common shares to Waterton at a price of C$1.73 for total gross proceeds of $1.4 million (C$2.0 million) as partial consideration of the contingent value rights payment related to Granite Creek.

On February 9, 2024, the Company issued 1.6 million common shares to Waterton at a price of C$1.80 for total gross proceeds of $2.1 million (C$2.9 million) as partial consideration of the contingent value rights payment related to Granite Creek.

8.BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted loss per share is based on the assumption that potential dilutive shares have been issued. The calculation of basic and diluted loss per share is as follows:

	Three months ended March 31,
	2025	2024
Net loss	$(41,205)	$(19,700)

Basic and diluted weighted average shares outstanding	431,341,371	305,323,881

Basic and diluted loss per share	$(0.10)	$(0.06)

Convertible debentures and convertible loans of 50,938,127, stock options of 9,223,290 and warrants of 53,185,249 (Note 6 (i)) were excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2025 (2024 - 48,120,362, 11,285,193 and 25,216,409, respectively) as their effect would be anti-dilutive.

9.SUPPLEMENTAL CASH FLOW INFORMATION

(i) The following table summarizes the changes in operating assets and liabilities:

	Three months ended March 31,
	2025	2024
Receivables	$944	$2,241
Prepaids and deposits	(365)	827
Inventory	(8,564)	(6,465)
Accounts payable and accrued liabilities	(1,846)	(8,181)
Net change in operating assets and liabilities	$(9,831)	$(11,578)

(ii) The following table summarizes non-cash items included in other income:

	Three months ended March 31,
	2025	2024
(Loss) gain on warrants valuation	$(434)	$2,630
(Loss) gain on convertible loans derivative valuation	(1,437)	6,115
Loss on gold prepay derivative valuation	(8,263)	(3,498)
Loss on silver purchase derivative valuation	(7,475)	(857)
Other	45	15
Total non-cash items included in other (expense) income	$(17,564)	$4,405

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

10.REVENUE

Revenue by customer

At March 31, 2025, the Company has three customers that exceeded 10% of the Company's revenue, revenue to each customer was $6.5 million, $6.2 million, and $1.3 million. At March 31, 2024, the Company had three customers that exceeded 10% of the Company's revenue - $0.8 million, $3.3 million, and $4.3 million. At March 31, 2025, the Company had one customer that made up 96% of trade receivable. At December 31, 2024, the Company had one customer that made up 92% of trade receivable. The Company is not economically dependent on a limited number of customers for the sale of its product because gold and other metals can be sold through numerous commodity market traders worldwide. During the three months ended March 31, 2025 and 2024 all revenues were in the United States.

Revenue by product

	Three months ended March 31,
Revenue	2025	2024
Gold and silver	$7,860	$5,215
Mineralized material	6,188	3,198
Total	$14,048	$8,413

11.OTHER EXPENSE AND OTHER INCOME

	Three months ended March 31,
	2025	2024
Loss on warrants	$(434)	$—
Loss on convertible loans	(1,437)	—
Loss on foreign exchange	(127)	(68)
Loss on fair value measurement of gold prepay agreement	(8,263)	(3,498)
Loss on fair value measurement of silver purchase agreement	(7,475)	(857)
Total other expense	$(17,736)	$(4,423)

	Three months ended March 31,
	2025	2024
Gain on warrants	$—	$2,630
Gain on convertible loans	—	6,115
Interest income on restricted cash	341	487
Other	170	30
Total other income	$511	$9,262

12.INTEREST EXPENSE

	Three months ended March 31,
	2025	2024
Interest accretion on convertible loans	$2,639	$2,601
Interest accretion on gold prepay agreement	2,470	2,816
Interest accretion on silver purchase agreement	1,245	911
Interest accretion on convertible debentures	1,504	1,388
Amortization of finance costs	346	313
Other interest expense	—	7
Total interest expense	$8,204	$8,036

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

13.SEGMENTED INFORMATION

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

Three months ended March 31, 2025	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Revenue	$8,695	$1,390	$3,963	$—	$—	$14,048
Costs applicable to sales[1]	(8,318)	(1,082)	(824)	—	—
Pre-development, evaluation and exploration	(3,770)	(3,191)	(23)	(2,547)	(14)
Property maintenance	(145)	(837)	(2,747)	(215)	(203)
Adjusted loss from operations	(3,538)	(3,720)	369	(2,762)	(217)	(9,868)
Unallocated expenses:
Depletion, depreciation and amortization						(376)
Royalties						(542)
General and administrative						(4,990)
Loss from operations						$(15,776)

Three months ended March 31, 2024	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Revenue	$3,198	$913	$4,302	$—	$—	$8,413
Costs applicable to sales[1]	(4,905)	(870)	(1,296)	—	—
Pre-development, evaluation and exploration	(4,480)	(416)	(9)	(2,272)	(97)
Property maintenance	(234)	(498)	(3,193)	(253)	(144)
Adjusted loss from operations	(6,421)	(871)	(196)	(2,525)	(241)	(10,254)
Unallocated expenses:
Depletion, depreciation and amortization						(377)
Royalties						(1,261)
General and administrative						(4,225)
Loss from operations						$(16,117)
____________________________
1 Cost of sales excluding depletion, depreciation, amortization and royalties

As at March 31, 2025	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Capital expenditures	$378	$192	$63	$—	$—	$633
Total assets	$118,897	$118,707	$262,075	$53,122	$106,167	$658,968

As at December 31, 2024	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Capital expenditures	$1,138	$407	$762	$—	$—	$2,307
Total assets	$115,414	$117,277	$259,689	$53,412	$109,837	$655,629

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

14.INCOME TAXES

The components of the consolidated income tax expense are as follows:

	Three months ended March 31,
	2025	2024
United States	$—	$386
Canada	—	—
Deferred tax expense	$—	$386

Total income tax expense	$—	$386

The components of loss before income taxes are as follows:

	Three months ended March 31,
	2025	2024
United States	$(11,996)	$(12,418)
Canada	(29,209)	(6,896)
Loss before income taxes	$(41,205)	$(19,314)

15.RELATED PARTY TRANSACTIONS

The Company had the following transactions with its related parties who have been identified as principal owners.

Related party debt

(i)The Company entered into convertible loan agreements with both Orion and Sprott (Note 5). Interest accretion related to the loans are recorded in interest expense (Note 12).

(ii)The Company has a gold prepay and silver purchase agreement with Orion (Note 5).

Other liabilities

(i)The Company has issued warrants and has entered into an offtake agreement with Orion (Note 6) (Note 16).

16.COMMITMENTS AND CONTINGENCIES

Surety bonds

At March 31, 2025, the Company has outstanding surety bonds in the amount of $137.7 million (December 31, 2024 - $132.8 million) in favor of either the United States Department of the Interior, Bureau of Land Management ("BLM"), or the State of Nevada, Department of Conservation & Natural Resources as financial support for environmental reclamation and exploration permitting. This includes surety bonds for the Lone Tree project and the Ruby Hill property. The surety bonds are secured by restricted cash. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As specific requirements are met, the BLM and State of Nevada as beneficiary of the instruments, will return the instruments to the issuing entity. As these instruments are associated with operating sites with long-lived assets, they will remain outstanding until closure.

Royalties

The Company pays Net Smelter Return ("NSR") royalties on its Granite Creek property at a rate of 1-5% and on its Ruby Hill property at a rate of 3% on revenues. In addition, Granite Creek has a 10% Net Profit Interest ("NPI") royalty calculated on a profit calculation with certain deductions. As at March 31, 2025, these royalties are recorded in cost of gold sold in the amount of $0.5 million (March 31, 2024 - $1.3 million). The Company has other royalties committed on properties that are not currently producing.

Contingent Consideration

On June 14, 2012, Premier USA, through its wholly-owned subsidiary, Au-Reka, acquired a 100% interest in the Cove portion of the McCoy-Cove Property (the "Cove Deposit") from Victoria Gold Corporation ("Victoria") pursuant to an asset purchase agreement dated June 4, 2012. In the event of production from the Cove Deposit, the Company will make additional payments to Victoria in the aggregate amount of $13.8 million (C$20 million), payable in four installments of C$5.0 million each of the cumulative production of each of 250,000, 500,000, 750,000 and 1,000,000 ounces of gold produced.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

Offtake Agreement

The Company entered into an Offtake Agreement with Orion in February 2025 whereby the Company will sell to Orion 20% of the refined gold and silver produced from the Granite Creek project and Ruby Hill project, commencing December 28, 2028, and ending on December 31, 2034. The final purchase price to be paid by Orion will be, at Orion’s option, a market referenced gold price in US dollars per ounce during a defined pricing period before and after the date of each sale.

17.FINANCIAL INSTRUMENTS

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

The following table presents financial instruments measured at fair value on a recurring basis within the fair value hierarchy for level 1 and 2 financial instruments:

		March 31, 2025		December 31, 2024
	Level	Carrying amount	Fair value	Carrying amount	Fair value
Warrant liability	1	$3,877	$3,877	$3,875	$3,875
Warrant liability	2	2,715	2,715	748	748
Share based payments	2	$1,433	$1,433	$790	$790
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

The warrants issued in connection with the brokered placement are classified within level 1 of the fair value hierarchy as the warrants are listed on the TSX and therefore a quoted market price is available.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

(i)Fair value measurements using significant unobservable inputs (level 3):
The following tables present the changes in level 3 items:

	Convertible Loans
	Orion conversion and change of control rights	Sprott conversion and change of control rights	Silver Purchase Agreement - silver price derivative	Gold Prepay - gold price derivative
Balance as at January 1, 2024	$(9,028)	$(1,459)	$1,898	$(1,676)
Fair value adjustments	8,692	1,426	(9,897)	(7,989)
Balance as at December 31, 2024	$(336)	$(33)	$(7,999)	$(9,665)
Fair value adjustments	(1,424)	(13)	(7,475)	(8,263)
Balance as at March 31, 2025	$(1,760)	$(46)	$(15,474)	$(17,928)

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

Silver Purchase Agreement

The Silver Purchase Agreement is recognized as a financial liability at amortized cost and it contains two embedded derivatives; one in relation to the embedded silver price within the agreement and the other in relation to the gold substitution option whereby i-80 Gold can choose to deliver gold instead of silver at a ratio of 75:1, both are measured at fair value each reporting period (level 3). On initial recognition and at March 31, 2025 and December 31, 2024, the gold substitution option did not have any value. In determining the fair value of the embedded derivatives at each reporting period, management judgement is required in respect to input variables of the financial model used for estimation purposes. These variables include such inputs as metal prices, metal price volatility, risk-free borrowing rates and the Company's production profile. Gains and losses were recorded in other income and other expense in the Consolidated Statement of Operations.

18.SUBSEQUENT EVENTS

Working Capital Facility

On April 29, 2025, the Company finalized a master purchase and sale agreement with Auramet International, Inc., for the prepayment of sulfide material, totaling $12.0 million and $11.6 million net proceeds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Company Overview
i-80 Gold Corp. is a Nevada-focused growth-oriented gold and silver mining company engaged in the exploration and development, and extraction of gold and silver. The Company is the fourth largest gold mineral resource holder in the state with a pipeline of projects strategically located on Nevada's most prolific gold-producing trends. The Company's wholly owned principal assets, which are at various stages of permitting and development, include the Granite Creek property, the Ruby Hill property, the Lone Tree property, the Cove property, and the FAD property.
The Company was incorporated on November 10, 2020, under the laws of the province of British Columbia, Canada. The Company’s common shares are listed on the Toronto Stock Exchange (“TSX”) under the symbol IAU and the NYSE American (“NYSE”) under the symbol IAUX. The Company’s head office is located in Reno, Nevada, United States ("US"). The Company's corporate office is located in Toronto, Ontario, Canada.

Reference to $ or USD is to US dollars, reference to C$ or CAD is to Canadian dollars.
Operational and Financial Highlights

		Three months ended March 31,
		2025	2024
Revenue	$000s	14,048	8,413
Net loss	$000s	(41,205)	(19,700)
Loss per share	$/share	(0.10)	(0.06)
Cash flow used in operating activities	$000s	(22,701)	(25,223)
Cash and cash equivalents	$000s	13,475	13,090
Exploration feet drilled	ft	14,762	7,626
Gold ounces sold[1]	oz	4,952	4,061
Average realized gold price[2]	$/oz	2,825	2,063

First Quarter 2025

•Revenue totaled $14.0 million for the quarter compared to $8.4 million in the prior year period primarily driven by higher ounces sold at Granite Creek and a higher average realized gold price1.
•Gold sales1 totaled 4,952 ounces at an average realized gold price2 of $2,825 per ounce compared to gold sales1 of 4,061 ounces at an average realized gold price2 of $2,063 per ounce in the prior year period.

•Loss per share of $0.10 for the quarter compared to a $0.06 loss per share in the prior year period primarily due to revaluation losses from the gold prepay and silver purchase agreement.

•Cash used in operating activities was $22.7 million, compared to cash used in operating activities of $25.2 million in the prior year period.

•Cash balance of $13.5 million as at March 31, 2025, a decrease of $5.5 million during the quarter due to cash used in operating activities partially offset by cash provided by financing activities from a private placement and the Company's at-the-market equity program ("ATM Program").

•Filed preliminary economic assessments for all five gold projects as scheduled in support of the Company’s new development plan.

•Completed modifications to the pumping system at Granite Creek Underground leading to improving water levels and reduced mine interruptions.
•Received the Decision Record from the U.S. Bureau of Land Management for the commencement of the underground portals at Archimedes Underground.
•Completed approximately 15,000 feet of underground delineation drilling at the Cove Project to enhance the certainty of the mineral resource estimate and support engineering analyses for an anticipated feasibility study.
1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 59% in 2025 (2024 - 58%).
2This is a Non-GAAP Measure; please see “Non-GAAP Measures” section.

•Executed several financing initiatives to enhance financial flexibility in support of the Company’s broader recapitalization plan, including a recently finalized working capital facility with Auramet International, Inc. for $12 million, maturing in 12 months.
Strategy Overview

On November 12, 2024 the Company announced a new development plan following a review of the strategic direction of the Company following the appointment of a new CEO and other key members to the management team. The new development plan includes the development of three underground mines, but also includes accelerating, permitting, and the development of two large oxide open pit deposits, one at Granite Creek and the other, Mineral Point, within the Ruby Hill Project area. The new development plan is viewed by the Company as the most effective strategy to generate free cash flow while progressing earlier stage projects to provide a pipeline of growth over the medium and long term. The Company also confirmed the initiation of a recapitalization plan to strengthen its balance sheet to support the new development plan. The Lone Tree Autoclave remains the centralized refractory mineral processing facility in the new development plan and management intends to continue its work towards completion of the Lone Tree Autoclave refurbishment feasibility study in the fourth quarter of 2025.
Preliminary Economic Assessments covering the Company’s five gold projects were filed in March 2025, and outline three areas of growth expenditure over the next three years to support the advancement of the Company’s development plan. These growth expenditures which are discretionary and subject to available resources, ranked from highest priority are: (i) advancing permitting activities, (ii) feasibility studies, and (iii) development work at Archimedes underground. For 2025, the growth expenditures are expected to total between $40 million to $50 million.

The Lone Tree open pit project has a variety of financial, technical, environmental and social issues to be worked through. It is expected that the project will likely remain deferred for another decade.

Recapitalization Plan

On November 12, 2024 the Company announced a new development plan following a review of the strategic direction of the Company following the appointment of a new CEO and other key members to the management team. The new development plan includes the development of three underground mines, but also includes accelerating, permitting, and the development of two large oxide open pit deposits, one at Granite Creek and the other, Mineral Point, within the Ruby Hill Project area. The new development plan is viewed by the Company as the most effective strategy to generate free cash flow while progressing earlier stage projects to provide a pipeline of growth over the medium and long term. The Company also confirmed the initiation of a recapitalization plan to strengthen its balance sheet to support the new development plan. The Lone Tree Autoclave remains the centralized refractory mineral processing facility in the new development plan and management intends to continue its work towards completion of the Lone Tree Autoclave refurbishment feasibility study in the third quarter of 2025.

The Company addressed the first phase of its recapitalization plan by entering into agreements to defer the December 2024 Gold Prepay and January 2025 Silver Purchase Agreement deliveries until March 31, 2025 and settled the deliveries on April 2, 2025 with Orion by entering into a new gold and silver prepay arrangement with National Bank of Canada with deliveries of 6,864 ounces of gold and 345,549 ounces of silver by September 30, 2025.

Management is advancing its recapitalization plan to support the Company’s development plan on several fronts, and is in active discussions with several parties regarding a number of financing options including a senior lending facility, royalty sales, non-core asset sales such as its FAD property as well as terming out the 2025 quarterly gold prepays

Management has been engaged in discussions with existing and potential new partners, and aims to complete the second phase of its refinancing plan by June 30, 2026, which coincides with the date of maturity of the Orion Convertible Loan.

Outlook
1
The Company expects to extract between 30,000 to 40,000 ounces1 of gold in 2025. Granite Creek underground is expected to contribute between 20,000 to 30,000 ounces1 of gold, and the Company’s two residual heap leach operations are expected to contribute approximately 10,000 ounces of gold in 2025.

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

Financing Overview (for the three months ended March 31, 2025)

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

1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 59% in 2025 (2024 - 58%).

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

Orion Convertible Loan

On January 15, 2025, the Company completed the amendment and restatement of its convertible credit agreement ("A&R Convertible Credit Agreement") with an affiliate of Orion, as described herein. As a result, the conditions relating to the deferral of gold and silver deliveries, and the extension of the Orion Convertible Loan (collectively, the "Waiver Agreements") required to be completed to-date have been satisfied.

Further to the A&R Convertible Credit Agreement, Orion and i-80 Gold have extended the maturity date of the A&R Convertible Credit Agreement by six months from December 13, 2025, to June 30, 2026, and have put certain security in place to secure the Company’s obligations under the A&R Convertible Credit Agreement. Additional security against the Company’s Ruby Hill and Granite Creek projects is required to be put in place by March 31, 2025. In connection with the extension of the A&R Convertible Credit Agreement, the Company has issued to Orion 5 million common share purchase warrants (the “2025 Orion Warrants”) with an exercise price of C$1.01 and an expiry date of January 15, 2029.

In addition, i-80 Gold and Orion have agreed to enter into an offtake agreement (the “Offtake Agreement”). The Offtake Agreement has similar terms to the Company's existing offtake agreement and commences once the current offtake agreement with Deterra Royalties Limited expires at the end of December 2028.

ATM Program

During the quarter ended March 31, 2025, the Company issued 4.3 million common shares under the ATM Program for total gross proceeds of $2.5 million. As at March 27, 2025, the Company had issued a total of 26.7 million common shares under the ATM Program for total gross proceeds of $25.1 million. The ATM Program expired on March 31, 2025.

New Gold & Silver Prepay Agreement & Working Capital Facility

On March 31, 2025 the Company entered into a New Gold Prepay and Silver Purchase Agreement with National Bank under which National Bank purchased approximately 6,864 ounces of gold and 345,549 ounces of silver from the Company for delivery to National Bank by September 30, 2025 or earlier, upon an infusion of capital in line with the recapitalization plan. The proceeds of this new prepay arrangement was used to satisfy the March 31, 2025 gold and silver deliveries due to an affiliate of Orion Mine Finance under its respective Gold Prepay and Silver Purchase and sale agreements. The obligations under the prepay arrangement with National Bank are secured by the FAD project. This was funded on April 1, 2025.

Completed Preliminary Economic Assessments and Initial Assessments ("PEA") for Five Gold Projects

During the first quarter of 2025, the Company announced economic and operating highlights from preliminary economic assessments ("PEA") completed for five gold projects. These updated PEAs demonstrate the significant value of the Company's portfolio and support an updated mineral resource estimate. Technical reports for each project were filed in accordance with S-K 1300 and Item 601 of Regulation S-K in the United States and in accordance with National Instrument 43-101 Standards for Disclosure of Mineral Projects in Canada ("NI - 43-101").

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

Working Capital Facility

On April 29, 2025, the Company finalized a master purchase and sale agreement with Auramet International, Inc., for the prepayment of sulfide material, totaling $12.0 million and $11.6 million net proceeds.
DISCUSSION OF OPERATIONAL RESULTS

The Company owns and operates four past producing gold properties in Nevada, one of the largest gold producing regions in the world. The Company continued to advance its gold properties which are currently at various stages of redevelopment following successful exploration programs at each of the four properties.

Granite Creek

The Granite Creek property includes the Granite Creek Underground Project, a fully permitted, constructed and operating mine and the Granite Creek open pit oxide deposit adjacent to the underground project, currently in the permitting stage. The Granite Creek Underground Project is the first company asset to be redeveloped and is currently ramping up towards steady-state of gold output.

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

Granite Creek		Three months ended March 31,
Operational Statistics		2025	2024
Oxide mineralized material mined	tonnes	15,876	9,464
Sulfide mineralized material mined	tonnes	14,643	3,238
Total oxide and sulfide mineralized material mined	tonnes	30,519	12,702
Oxide mineralized material mined grade	g/t	11.89	13.52
Sulfide mineralized material mined grade	g/t	8.31	8.40
Low-grade mineralized material mined[1]	tonnes	22,845	11,715
Low-grade mineralized material grade[1]	g/t	2.78	3.56
Waste mined	tonnes	27,462	32,953
Total material mined	tonnes	80,826	57,370
Processed mineralized material[2]	tonnes	33,838	—
Gold ounces sold[3]	oz	3,106	1,575
Underground mine development (pre-development)	ft	504	749

Financial Statistics		2025	2024
Mining cost (total mineralized material and waste)	$/t	169	140
Processing cost (processed mineralized material)	$/t	29	N/A
Site general and administrative (“G&A”) (total mineralized material mined4)	$/t	31	52
Royalties	$000s	505	1,234
Capital expenditure[5]	$000s	378	461
Pre-development, evaluation and exploration expenses	$000s	3,770	4,480
1Low-grade mineralized material extracted as part of the mining process that is below cut-off grade but incrementally economic.
2Processed mineralized material consists of toll treated material and material placed under leach.
3Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 59% in 2025 (2024 - 58%).
4Total mineralized material mined consists of sulfide, oxide, and low-grade mineralized material.
5Capital expenditure based on accrual basis.

Mining rates during the first quarter, were higher than the prior year comparative period due to improved productivity and the pace of development. In response to the increased water ingress, the Company improved the pumping system availability and capacity, as well as, modifications to reduce mine interruption. Water levels are dropping throughout the mining area and water ingress rates are anticipated to continue to decrease in the near term. Gold output is expected to ramp up to steady-state during the second half of 2025. Additional dewatering infrastructure upgrades will be completed in 2025. In early 2025 a predictive groundwater model was completed and the Company is utilizing this study to evaluate future dewatering needs.

The Company continues to encounter elevated levels of oxide mineralized material. A substantial portion of this lower-grade mineralized material has been deemed suitable for processing via heap leach at the Company's Lone Tree heap leach facility. During the quarter, 916 ounces were processed and sold from the Lone Tree heap leach facility. As at March 31, 2025, sulfide mineralized material of approximately 26,613 tonnes were on the stockpile to be processed in the remainder of 2025. Under the new toll milling agreement, the material is expected to be processed within 120 days of delivery to the process facilities.

Capital expenditures for the three months were for sustaining capital. Pre-development, evaluation, and exploration expenses were primarily for underground development.

An infill drilling program is planned to be completed in 2025 for inclusion in a feasibility study. Granite Creek open pit expansion baseline field studies associated with Federal National Environmental Policy Act ("NEPA") permitting activities were initiated during the first quarter of 2025. The permitting process is anticipated to take approximately three years.

The development of an exploration drift at Granite Creek Underground began in the fourth quarter of 2024 and is expected to be completed by the end of the second quarter of 2025. This drift will provide access for infill drilling from underground in the South Pacific Zone, which will begin immediately upon completion of the drift.

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

During the first quarter of 2025, the Company finalized a preliminary economic assessment on both the Archimedes Underground Project and Mineral Point open pit project.

Permitting for Archimedes underground continued in the first quarter of 2025. During the quarter, the Company received the Decision Record from the U.S. Bureau of Land Management for the commencement of the underground portals. Associated state permits are still in process and responses are expected to be received in the second quarter of 2025.

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

The Mineral Point drill program is expected to begin in the third quarter of 2025 to support geotechnical, metallurgical and hydrogeology studies for baseline data to advance the permitting and technical reports for Mineral Point.

Ruby Hill		Three months ended March 31,
Operational Statistics		2025	2024
Gold ounces sold	oz	452	444
Exploration drilling	ft	—	4,032

Financial Statistics		2025	2024
Processing cost (processed oz)	$/oz	1,652	1,166
Site G&A (processed oz)	$/oz	1,210	1,093
Royalties	$000s	37	27
Capital expenditure[1]	$000s	192	49
Pre-development, evaluation and exploration expenses	$000s	3,191	416
1Capital expenditure based on accrual basis.

In addition to permitting activities, the Company continued to recover ounces from the heap leach pads at Ruby Hill.

Pre-development expenditures this quarter at Ruby Hill were related to preparatory work related to portal development and other surface work.

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

The permitting process for Cove remains on track with approvals anticipated by the end of 2027. The draft plan of operations has been submitted to the BLM and the baseline permitting work is largely in the process of being finalized. Management is targeting the initiation of the Environmental Impact Statement process in the second half of 2025 pending some additional evaluation and possible discussion with the regulatory agencies due to the significant disturbance footprint and potential impact on water and air quality.

Cove		Three months ended March 31,
Operational Statistics		2025	2024
Exploration drilling	ft	14,762	3,594

Financial Statistics		2025	2024
Pre-development, evaluation and exploration expenses	$000s	2,547	2,272

In addition to the permitting process, an infill drill program was completed during the first quarter of 2025 to increase confidence in the mineral resource and collect data for engineering work to complete a feasibility study expected in 2025. Underground delineation drilling continued during the first quarter on the Helen and Gap deposits with two core rigs, completing approximately 15,000 feet of core drilled bringing total drilling over the course of the infill campaign to approximately 145,000 feet. The 2023 through 2025 drill program results will be included in a planned updated feasibility study.

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

The focus at Lone Tree is a feasibility study to evaluate the refurbishment of the autoclave facility with the intention of processing sulfide ore from the three underground mines (Granite Creek, Archimedes and Cove) in support of the Company's regional hub-and-spoke mining and processing strategy. Management continues to review the value engineering studies in preparation for the feasibility study which is expected to be completed in the fourth quarter of 2025.

The Lone Tree open pit is expected to remain in inventory into the 2030’s as the Company focuses ramp up, permitting and development of its three underground mines and two open pit oxide mines.

The continued leaching of the historic leach pad at Lone Tree is producing a reasonable amount of gold. The Company plans to continue to recover ounces from the Lone Tree leach pads as long as it is economical to do so.

Lone Tree		Three months ended March 31,
Operational Statistics		2025	2024
Gold ounces sold	oz	1,394	2,042

Financial Statistics		2025	2024
Processing cost (processed oz)	$/oz	551	573
Site G&A (processed oz)	$/oz	154	436
Capital expenditure[1]	$000s	63	415
1Capital expenditure based on accrual basis.

Capital expenditures for the three months were related to general infrastructure in sustaining the operations and activities at Lone Tree. Spending in 2024 was related to the technical work on the refurbishment of the autoclave processing plant.

DISCUSSION OF FINANCIAL RESULTS

	Three months ended March 31,
(in thousands of USD)	2025	2024
Revenue	14,048	8,413
Cost of sales	(10,766)	(8,332)
Depletion, depreciation and amortization	(376)	(377)
Gross profit (loss)	2,906	(296)

Expenses
Pre-development, evaluation and exploration	9,545	7,274
General and administrative	4,990	4,225
Property maintenance	4,147	4,322
Loss from operations	(15,776)	(16,117)

Other income and expenses, net	(17,225)	4,839
Interest expense	(8,204)	(8,036)
Loss before income taxes	(41,205)	(19,314)

Deferred tax expense	—	(386)
Net loss	(41,205)	(19,700)
Financial results for the three months ended March 31, 2025
Revenue

Revenue for the three months ended March 31, 2025 was $14.0 million, an increase of 67% from $8.4 million in the comparative prior year period. During the three months ended March 31, 2025, gold ounces sold1 totaled 4,952 ounces at an average realized gold price2 of $2,825 per ounce, compared to 4,061 at an average realized gold price2 of $2,063 per ounce during the same period of 2024. The higher revenue was primarily driven by higher ounces sold at Granite Creek and a higher average realized gold price1.

	Three months ended March 31,
Spot price per ounce of gold ($)	2025	2024	% Change
Average	2,862	2,072	38%
Low	2,635	1,985	33%
High	3,123	2,214	41%
Average realized	2,825	2,063	37%
Cost of sales
Cost of sales for the three months ended March 31, 2025 was $10.8 million, which was an increase of 29% or $8.3 million in the comparative prior year period, largely related to higher production volumes.

Depreciation, depletion and amortization

Total depreciation, depletion, and amortization expense for the three months ended March 31, 2025 was comparable to the prior year period.
1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 59% in 2025 (2024 - 58%).
2This is a Non-GAAP Measure; please see “Non-GAAP Measures” section.

Pre-development, evaluation and exploration expenses

	Three months ended March 31,
(in thousands of USD)	2025	2024
Granite Creek	3,770	4,480
Ruby Hill	3,191	416
Cove	2,547	2,272
Other	37	106
Total pre-development, evaluation and exploration expenses	9,545	7,274

For the three months ended March 31, 2025, the Company incurred $9.5 million of pre-development, evaluation and exploration expenses compared to $7.3 million of expenses for three months ended March 31, 2024. The higher pre-development, evaluation and exploration expenses for the three months ended March 31, 2025 was related to the Cove drilling program and Ruby Hill preparatory surface work related to the portal development.
Other (expense) income

	Three months ended March 31,
(in thousands of USD)	2025	2024
(Loss) gain on Convertible Loan derivatives	(1,437)	6,115
(Loss) gain on warrants	(434)	2,630
Loss on Gold Prepay derivative	(8,263)	(3,498)
Loss on Silver Purchase Agreement derivative	(7,475)	(857)
Loss on foreign exchange	(127)	(68)
Interest income on restricted cash	341	487
Other income	170	30
Total other (expense) income	(17,225)	4,839
The loss on the valuation of the fair value of warrants and the convertible loan conversion option derivatives were driven by an changes in the Company’s share price at each reporting period.

The loss on the valuation of the derivatives of the Gold Prepay and Silver Purchase Agreements were driven by increasing gold and silver forward price.

The loss from Gold Prepay is as a result of increases to the realized gold price compared to the price at inception of the agreement.

Interest Expense

	Three months ended March 31,
(in thousands of USD)	2025	2024
Interest accretion on Convertible Loans	2,639	2,601
Interest accretion on Gold Prepay	2,470	2,816
Interest accretion on Silver Purchase Agreement	1,245	911
Interest accretion on Convertible Debentures	1,504	1,388
Amortization of finance costs	346	313
Interest paid	—	7
Total interest expense	8,204	8,036

Interest expense for the three months ended March 31, 2025 was comparable to the prior year comparative period.

DISCUSSION OF FINANCIAL POSITION

Balance Sheet Review
Assets
Cash and cash equivalents decreased by $5.5 million from $19.0 million at December 31, 2024 to $13.5 million as at March 31, 2025. Refer to the Liquidity and Capital Resources section below for further details.

Inventory has increased to $24.0 million as at March 31, 2025 from $15.3 million as at December 31, 2024 due primarily to the buildup of sulfide material. The sulfide material build up was due to the inability to transport and process sulfide material until a new third party processing agreement was finalized late in the first quarter of 2025. The inventory balance at the end of the first quarter of 2025 is expected to decrease through the year.
Liabilities
Total liabilities as at March 31, 2025 was $341.0 million compared to $315.0 million as at December 31, 2024 due to an increase in the other liability balance as a result of increases in the Gold Prepay and Silver Purchase Agreement derivative value resulting from increases in the forward prices and the increase of long-term debt value from finance charges.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook

	Year ended
(in thousands of USD)	March 31, 2025	December 31, 2024
Cash and cash equivalents	13,475	19,001
Working capital	(40,790)	(31,746)

Changes in cash and cash equivalents are discussed in the cash flow section. Working capital has remained consistent from the prior comparative year end.

The Company through its recapitalization plan discussed in the Strategic Overview continue to work toward a restructuring of the scheduled deliveries under the Gold Prepay and Silver Purchase Agreement in 2025, which will provide the necessary liquidity to execute on its recapitalization and refinancing plan. In the short term the Company plans to meet its liquidity requirements by deferring non-essential costs until such time as additional capital is sourced to fund the development plan. The Company will need to raise additional capital for both its short-term and long-term requirements.

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

The Company may not generate cash flow from operations in the future sufficient to service the debt and make necessary capital expenditures. If the Company is unable to generate such cash flow, it may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. The Company's ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time. The Company may not be able to engage in any of these activities, or engage in these activities on desirable terms, which could result in a default on its debt obligations.

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

Debt

	Year ended
	March 31, 2025	December 31, 2024
Orion Convertible Loan	57,939	57,121
Sprott Convertible Loan	5,678	5,459
Convertible Debentures	74,884	73,450
Gold Prepay	34,170	31,718
Silver Purchase Agreement	24,776	23,574
Other	28	75
Total	197,475	191,397

Convertible Debentures

The Convertible Debentures bear interest at a fixed rate of 8.0% per annum and will mature on February 22, 2027. Outstanding amounts under the Convertible Debentures are convertible into common shares of the Company at any time prior to maturity at the option of the lender (a) in the case of the outstanding principal, $3.38 per common share, and (b) in the case of accrued and unpaid interest at the market price of the common shares at time of the conversion of such interest less a 15% discount. As at March 31, 2025, total principal and accrued interest was $76.9 million.

On February 28, 2025, the Company entered into a supplemental indenture to effect certain amendments to the Indenture as described in the First Quarter Overview.

Orion Convertible Loan

The Orion Convertible Loan bears interest at a rate of 8.0% annually and had a previous maturity of December 13, 2025. As at March 31, 2025, total principal and accrued interest was $65.2 million.

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

Sprott Convertible Loan

The Sprott Convertible Loan bears interest at a rate of 8.0% annually and matures on December 9, 2025. As at March 31, 2025, total principal and accrued interest is $6.0 million. The Sprott Convertible Loan contains a change of control feature, a conversion feature, and a forced conversion feature. The change of control feature and conversion feature are considered embedded derivatives by the Company and classified as derivative financial liabilities measured at fair value.

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

The current portion of the liability is $14.9 million as of March 31, 2025 and the embedded derivative for the Gold Prepay agreement was $17.9 million as at March 31, 2025. On April 2, 2025, the Company delivered 6,420 ounces of gold to Orion in full satisfaction of the December 31, 2024 and March 31, 2025 quarterly deliveries.

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

The current portion of the liability is $7.3 million and the embedded derivative for the Silver Purchase Agreement was $15.5 million as at March 31, 2025. On April 2, 2025 the Company delivered 320,000 ounces of silver to Orion in full satisfaction of the 2024 shortfall amount.

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

New Gold & Silver Prepay Agreement & Working Capital Facility

On March 31, 2025 the Company entered into a New Gold Prepay and Silver Purchase Agreement with National Bank under which National Bank purchased 6,864 ounces of gold and 345,549 ounces of silver from the Company for delivery to National Bank by September 30, 2025 or earlier, upon an infusion of capital in line with the recapitalization plan. The proceeds of this new prepay arrangement was used to satisfy the March 31, 2025 gold and silver deliveries due to an affiliate of Orion Mine Finance under its respective Gold Prepay and Silver Purchase and sale agreements. The obligations under the prepay arrangement with National Bank are secured by the FAD project. This was funded on April 1, 2025.
Equity

Outstanding share data	As of May 2, 2025
Common Shares	443,358,811
Warrants	49,599,025
Stock Options	9,206,112
Restricted Share Units ("RSU")	8,563,373
Deferred Share Units ("DSU")	848,704

Share Capital

During the three month period ended March 31, 2025 and 2024 the Company issued the following shares:

	Three months ended March 31,
	2025		2024
Share issuance ($000s)	Shares issued	Gross Amounts	Shares issued	Gross Amounts
Private Placement	29,210	16,212	13,064	17,436
ATM Program	4,341	2,519	—	—
Shares issued in relation to Granite Creek contingent payments	—	—	2,727	3,564
Exercise of stock options	20	52	595	1,269
Share issue costs	—	(290)	—	(380)
	33,571	$18,493	16,386	$21,889
•Prospectus Offering of Common Shares

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

•ATM Program - During the quarter ended March 31, 2025, 4.3 million shares were issued for gross proceeds of $2.5 million. Since inception 26.7 million shares were issued for gross proceeds of $25.1 million under the ATM Program which expired on March 31, 2025.

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

On March 20, 2024, the Company issued 1.1 million common shares to Waterton at a price of C$1.73 as partial consideration of the contingent value rights payment related to Granite Creek.

Share Warrants

Warrant liability as at March 31, 2025 was $6.6 million (December 31, 2024 - $4.6 million)

For the three month period ended March 31, 2025 the Company in connection with the gold and silver delivery deferrals and the extension to the Orion Convertible Loan (collectively, the “Waiver Agreements”), i-80 Gold agreed to issue to Orion five million common share purchase warrants with an exercise price of C$1.01 per share, subject to customary anti-dilutive adjustments (the “2025 Orion Warrants”). The 2025 Orion Warrants have a four-year term.

Cash Flows

	Three months ended March 31,
(in thousands of U.S. dollars, unless otherwise noted)	2025	2024
OPERATING ACTIVITIES
Net loss	$(41,205)	$(19,700)
Adjustments	28,335	6,055
Change in non-cash working capital	(9,831)	(11,578)
Cash used in operating activities	$(22,701)	$(25,223)

INVESTING ACTIVITIES
Capital expenditures on property, plant and equipment	(356)	(702)
Cash used in investing activities	$(356)	$(702)

FINANCING ACTIVITIES
Proceeds from shares issued in equity financing	16,212	17,436
Proceeds from shares issued in ATM Program	2,519	—
Share issue costs	(113)	(380)
Stock option exercises	8	586
Finance fees paid	(294)	(200)
Other	(16)	(125)
Cash provided by (provided by) financing activities	$18,316	$17,317

Change in cash, cash equivalents and restricted cash during the period	(4,741)	(8,608)
Cash, cash equivalents and restricted cash, beginning of period	59,290	60,765
Effect of exchange rate changes on cash held	(126)	(69)
Cash, cash equivalents and restricted cash, end of period	$54,423	$52,088

Cash flows for the three months ended March 31, 2025

Cash used in operating activities for the three months ended March 31, 2025, was $22.7 million compared to $25.2 million cash used in operating activities in the comparative period in 2024. The change in cash used in operating activities for the three months ended March 31, 2025 was primarily due to higher gross profit in the current quarter.

Cash used in investing activities was primarily for sustaining capital expenditures.

Cash provided by financing activities for the three months ended March 31, 2025 was $18.3 million compared to cash provided by financing activities of $17.3 million in the comparative period of 2024. Cash provided by financing activities for the three months ended March 31, 2025, was higher than the comparative period primarily due to additional $2.5 million in ATM program proceeds.

COMMITMENTS AND CONTINGENCIES

The Company has described its commitments and contingencies in to Note 16 of the condensed consolidated financial statements for the three months ended March 31, 2025.

RELATED PARTY TRANSACTION

The Company has identified related party transactions with principal owners, detail of these transactions are disclosed in Note 15 of the condensed consolidated financial statements for the three months ended March 31, 2025.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting policies and estimates used to prepare our financial statements are discussed with our audit committee as they are implemented. The were no significant changes in our critical accounting policies or estimates since the Annual Report Form 10-K for December 31, 2024. For further details on the Company’s accounting policies and estimates, refer to the Company’s condensed consolidated financial statements for the three months ended March 31, 2025.

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

"Adjusted loss” and “adjusted loss per share” are non-GAAP measures that the Company considers to better reflect normalized earnings because it eliminates temporary or non-recurring items such as: gain (loss) on warrants, gain (loss) on convertible debentures and loans, gain (loss) on fair value measurement of gold and silver prepayment agreement, and inventory impairments. Adjusted loss per share is calculated using the weighted average number of shares outstanding under the basic calculation of earnings per share.

Average realized gold price per ounce of gold sold1

	Three months ended March 31,
(in thousands of U.S. dollars, unless otherwise noted)	2025	2024
Consolidated
Revenue	14,048	8,413
Silver revenue	(61)	(37)
Gold revenue	13,987	8,376
Gold ounces sold¹	4,952	4,061
Average realized gold price ($/oz)	2,825	2,063

Lone Tree
Revenue	3,963	4,302
Silver revenue	(14)	(19)
Gold revenue	3,949	4,283
Gold ounces sold	1,394	2,042
Average realized gold price ($/oz)	2,833	2,097

Ruby Hill
Revenue	1,390	913
Silver revenue	(47)	(18)
Gold revenue	1,343	895
Gold ounces sold	452	444
Average realized gold price ($/oz)	2,971	2,016

Granite Creek
Gold revenue	8,695	3,198
Gold ounces sold[1]	3,106	1,575
Average realized gold price ($/oz)	2,799	2,030

1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 59% in 2025 (2024 - 58%)

Adjusted loss1

Adjusted loss and adjusted loss per share exclude a number of temporary or one-time items detailed in the following table:

	Three months ended March 31,
(in thousands of U.S. dollars, unless otherwise noted)	2025	2024

Net loss	$(41,205)	$(19,700)
Adjust for:
(Loss) gain on Convertible Loans valuation	(1,437)	6,115
(Loss) gain on warrant valuation	(434)	2,630
Loss on Gold Prepay derivative valuation	(8,263)	(3,498)
Loss on Silver Purchase Agreement derivative valuation	(7,475)	(857)
Total adjustments	$(17,609)	$4,390
Adjusted loss	$(23,596)	$(24,090)
Weighted average shares	431,341,371	305,323,881
Adjusted loss per share	$(0.05)	$(0.08)

CAUTIONARY STATEMENT ON FORWARD LOOKING STATEMENTS

Certain information set forth in this Report on Form 10-Q including but not limited to management's assessment of the Company's future plans and operations, the perceived merit of projects or deposits, and the impact and anticipated timing of the Company’s development plan and recapitalization plan, production guidance and outlook, the anticipated growth expenditures, the anticipated timing of permitting, production, project development or technical studies constitutes forward looking statements or forward-looking information within the meaning of applicable securities laws. All statements other than statements of historical fact are forward-looking statements. Often, but not always, forward-looking statements can be identified by the use of words such as "plans", "expects", "is expected", "budget", "scheduled", "estimates", "continues", "forecasts", "projects", "predicts", "intends", "anticipates" or "believes", or variations of, or the negatives of, such words and phrases, or state that certain actions, events or results "may", "could", "would", "should", "might" or "will" be taken, occur or be achieved. Readers are cautioned that the assumptions used in the preparation of information, although considered reasonable at the time of preparation, may prove to be inaccurate and, as such, reliance should not be placed on forward looking statements. The Company's actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements and, accordingly, no assurance can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what benefits, if any, that the Company will derive there from. By their nature, forward looking statements are subject to numerous risks and uncertainties, some of which are beyond the Company’s control, including general economic and industry conditions, volatility of commodity prices, title risks and uncertainties, ability to access sufficient capital from internal and external sources, the Company may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. The Company's ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time, currency fluctuations, construction and operational risks, licensing and permit requirements, environmental risks, competition from other industry participants, the lack of availability of qualified personnel or management, imprecision of mineral resource, or production estimates and stock market volatility. Please see “Risks Factors”in the Annual Report on Form 10-K for more information regarding risks regarding the Company. All forward-looking statements contained in this Report on Form 10-Q speak only as of the date of this Report on Form 10-Q or as of the dates specified in such statements. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as required by applicable law.

Additional information relating to i-80 Gold can be found on i-80 Gold’s website at www.i80gold.com, SEDAR+ at www.sedarplus.ca, and on EDGAR at www.sec.gov/edgar.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company examines the various financial risks to which it is exposed and assesses the impact and likelihood of occurrence. These risks may include credit risk, liquidity risk, currency risk, interest rate risk and other risks. Where material, these risks are reviewed and monitored by the Board of Directors.

The Company's earnings and cash flows are subject to movements in foreign exchange rates, interest rates, commodity prices and our share price. The Company does not enter into derivative instruments to manage its risks. The following summarizes the types of market risks to which we are exposed and the risk management instruments used to mitigate them. As a Smaller Reporting Company, the Company is not required to provide the information required by Item 305 of Regulation S-K.

Foreign Exchange Risk

Foreign exchange risk is the risk that the value of financial instruments will fluctuate due to changes in foreign exchange rates. Currency risk arises when future commercial transactions and recognized assets and liabilities are denominated in a currency that is not the Company’s functional currency. The Company's foreign exchange risk is limited as its operations are all in the US. The Company's main currency risk is related to equity issuances that can occur in Canadian dollars. The Company monitors the exchange rate fluctuations on a continuous basis and acts accordingly.

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

Equity Price Risk
The Company's equity price risk is related to certain derivatives such as warrants, conversion options on its convertible debentures and convertible loans which are fair valued every reporting period and influenced by the Company's share price. The revaluation of these derivatives are recorded in other income (expense).

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk through the management of its capital structure. Reference Item 2, for discussions on liquidity and capital resources.

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
(i)Trade credit risk
The Company closely monitors its financial assets and does not have any significant concentration of trade credit risk. The Company sells its products exclusively to large international financial institutions and other organizations with strong credit ratings. The historical level of customer defaults is negligible and, as a result, the credit risk associated with trade receivables is considered to be negligible. The trade receivable balance outstanding was $2.0 million at March 31, 2025 (December 31, 2024 - $4.2 million)
(ii)Cash
In order to manage credit and liquidity risk the Company invests only in highly rated investment grade instruments that have maturities of 90 days or less and which are liquid after 30 days or less into a known amount of cash. Limits are also established based on the type of investment, the counterparty and the credit rating. The credit risk on cash and cash equivalents is therefore negligible.
(iii) Surety Bonds
The Company has outstanding surety bonds in the amount of $137.7 million as financial support for environmental reclamation and exploration permitting which is secured by restricted cash.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The CEO and the CFO have designed disclosure controls and procedures or have caused them to be designed under their supervision, in order to provide reasonable assurance that (i) material information relating to the Company has been made known to them; and (ii) information required to be disclosed in the Company’s filings is recorded, processed, summarized and reported within the time periods specified in securities legislation. There were no changes made to i-80 Gold’s disclosure controls and procedures in the three months ended March 31, 2025. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings material to the Company which the Company or its subsidiaries is or was a party, or to which any of the Company’s property is or was subject, since the beginning of the most recently completed fiscal quarter of the Company, and, as of the date thereof, no such proceedings are known by the Company to be contemplated, other than as set out herein.

ITEM 1A. RISK FACTORS

The Company and its future business, operations, and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stages of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under the Company’s Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”) which is available on EDGAR at www.sec.gov and our website at www.i80gold.com. There have been no material changes to the risk factors set forth in the Company’s Form 10-K. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial may impair our business operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2025, the Company closed a private placement of an aggregate of 1.0 million common shares to certain directors and officers of the Company at a price of C$0.80 per share for gross proceeds of approximately $0.6 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

ITEM 5. OTHER INFORMATION
(a)None.
(b)None.
(c)During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or regulation S-K.
ITEM 6. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
4.3
First Supplemental Indenture to Convertible Debenture Indenture, dated February 28, 2025, by and among i-80 Gold Corp. and TSX Trust Company (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.1
Amended and Restated Convertible Credit Agreement, dated January 15, 2025, by and among, inter alios, i-80 Gold Corp. and OMF Fund III (F) Ltd. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.2
Form of Warrant Certificate in connection with the Amended and Restated Convertible Credit Agreement by and among, inter alios, i-80 Gold Corp., and OMF Fund III (F) Ltd. dated January 15, 2025 as amended by that certain amending agreement dated January 31, 2025 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.3
Amending Agreement dated January 31, 2025, to the Amended and Restated Convertible Credit Agreement by and among, inter alios, i-80 Gold Corp., and OMF Fund III (F) Ltd. dated January 15, 2025 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.4
Extension Agreement dated February 14, 2025, in connection with the Amended and Restated Convertible Credit Agreement by and among, inter alios, i-80 Gold Corp., and OMF Fund III (F) Ltd. dated January 15, 2025 and amended by that certain amending agreement dated January 31, 2025 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.5
Extension Agreement dated March 14, 2025, in connection with the Amended and Restated Convertible Credit Agreement by and among, inter alios, i-80 Gold Corp., and OMF Fund III (F) Ltd. dated January 15, 2025 and amended by that certain amending agreement dated January 31, 2025 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.6
Amending Agreement dated as of March 28, 2025, in connection with the Amended and Restated Gold Prepay Purchase and Sale Agreement by and among, inter alios, i-80 Gold Corp., and OMF Fund III (HG) Ltd. dated September 20, 2023 and amended by those certain amending agreements dated April 25, 2024 and December 31, 2024 and that certain side letter agreement dated June 28, 2024 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.7
Amending Agreement dated March 28, 2025, in connection with the Purchase and Sale Agreement (Silver) by and among, inter alios, i-80 Gold Corp. and OMF Fund III (HG) Ltd., and other purchaser parties thereto from time to time dated December 13, 2021 and amended by those certain amending agreements dated April 25, 2024 and December 31, 2024 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.8
Supplementary Terms Agreement dated as of March 31, 2025, between Paycore Minerals Inc. and National Bank of Canada (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

31.1
Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2025

i-80 Gold Corp

	By:	/s/ Richard Young
	Name:	Richard Young
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan Snow
	Name:	Ryan Snow
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)