Form 10-Q
period 2025-06-30
i-80 Gold Corp.
filed 2025-08-13
CIK 1853962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____ to ____
Commission File Number: 001-41382
I-80 GOLD CORP.
(Exact Name of Registrant as Specified in Its Charter)

British Columbia	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5190 Neil Road, Suite 460 Reno, Nevada, USA	89502
(Address of Principal Executive Offices)	(Zip Code)

(775) 525-6450 (Registrant’s Telephone Number, Including Area Code) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	IAUX	NYSE American LLC
Warrants to Purchase Common Shares	IAUX WS	NYSE American LLC
Common Shares	IAU	The Toronto Stock Exchange
Warrants to Purchase Common shares	IAU.WT.U	The Toronto Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 12, 2025 the registrant had 816,047,291 common shares, no par value, outstanding.

FORWARD-LOOKING INFORMATION

Certain information set forth in this Quarterly Report Form 10-Q, including but not limited to management's assessment of the Company's future plans and operations, the perceived merit of projects or deposits, and the impact and anticipated timing of the Company’s development plan and recapitalization plan, the intended use of proceeds from the bought deal equity offering and the concurrent private placement, outlook on gold output, the anticipated growth expenditures, the anticipated timing of permitting, production, project development or technical studies constitutes forward looking statements or forward-looking information within the meaning of applicable securities laws. All statements other than statements of historical fact are forward-looking statements. Often, but not always, forward-looking statements can be identified by the use of words such as "plans", "expects", "is expected", "budget", "scheduled", "estimates", "continues", "forecasts", "projects", "predicts", "intends", "anticipates" or "believes", or variations of, or the negatives of, such words and phrases, or state that certain actions, events or results "may", "could", "would", "should", "might" or "will" be taken, occur or be achieved. Readers are cautioned that the assumptions used in the preparation of information, although considered reasonable at the time of preparation, may prove to be inaccurate and, as such, reliance should not be placed on forward looking statements. The Company's actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements and, accordingly, no assurance can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what benefits, if any, that the Company will derive therefrom. By their nature, forward looking statements are subject to numerous risks and uncertainties, some of which are beyond the Company’s control, including general economic and industry conditions, volatility of commodity prices, title risks and uncertainties, ability to access sufficient capital from internal and external sources such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. The Company's ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time, currency fluctuations, construction and operational risks, licensing and permit requirements, environmental risks, competition from other industry participants, the lack of availability of qualified personnel or management, imprecision of mineral resource, or production estimates. Please see “Risks Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for more information regarding risks regarding the Company which is available on EDGAR at www.sec.gov/edgar and SEDAR+ at www.sedarplus.ca. All forward-looking statements contained in this Quarterly Report Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q or as of the dates specified in such statements. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as required by applicable law.

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

I-80 GOLD CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands of United States Dollars, except for share data)
(Unaudited)

	Note	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents		$133,691	$19,001
Receivables, net		4,670	3,273
Inventory	3	21,811	15,331
Prepaids and deposits		5,129	3,421
Current portion of other assets		1,278	1,278
Total current assets		166,579	42,304
Non-current assets
Other assets		1,112	594
Restricted cash		41,312	40,289
Property, plant and equipment, net	4	573,878	572,442
Total non-current assets		616,302	613,325
Total assets		$782,881	$655,629

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities		$25,009	$26,420
Current portion of long-term debt	5	77,594	37,842
Current reclamation liabilities		1,185	906
Current portion of other liabilities	6	16,743	8,882
Total current liabilities		120,531	74,050
Non-current liabilities
Deferred tax liabilities		16,401	16,401
Long-term debt	5	98,218	153,555
Reclamation liabilities		57,941	55,710
Non-current portion of other liabilities	6	26,250	15,249
Total non-current liabilities		198,810	240,915
Total liabilities		319,341	314,965

COMMITMENTS AND CONTINGENCIES	16

EQUITY
Common shares, unlimited authorized shares with no par value, 814,697,291 and 409,786,957 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	7	790,183	606,505
Additional paid-in capital		29,595	18,977
Accumulated deficit		(356,238)	(284,818)
Total equity		463,540	340,664
Total liabilities and equity		$782,881	$655,629

See accompanying notes to the Condensed Consolidated Financial Statements

I-80 GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in thousands of United States Dollars, except for share data)
(Unaudited)

		Three months ended June 30,		Six months ended June 30,
	Note	2025	2024	2025	2024
Revenue	10	$27,836	$7,184	$41,884	$15,597
Cost of sales		(26,491)	(19,422)	(37,257)	(27,753)
Depletion, depreciation and amortization	4	(547)	(74)	(923)	(451)
Gross profit (loss)		798	(12,312)	3,704	(12,607)

Expenses
Pre-development, evaluation and exploration		9,045	10,436	18,590	17,710
General and administrative		7,338	5,733	12,328	9,958
Property maintenance		3,166	2,781	7,313	7,103
Loss from operations		(18,751)	(31,262)	(34,527)	(47,378)

Other income	11	2,115	6,323	1,129	15,517
Other expense	11	(4,884)	(6,923)	(21,124)	(11,278)
Interest expense	12	(8,695)	(8,757)	(16,898)	(16,793)
Loss before income taxes		(30,215)	(40,619)	(71,420)	(59,932)

Deferred tax expense	14	—	(386)	—	(773)
Net loss and comprehensive loss		$(30,215)	$(41,005)	$(71,420)	$(60,705)

Loss per share
Basic and diluted loss per share	8	$(0.05)	$(0.11)	$(0.14)	$(0.18)

Basic and diluted weighted average shares outstanding	8	608,167,841	361,145,495	520,243,077	333,234,688

See accompanying notes to the Condensed Consolidated Financial Statements

I-80 GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of United States Dollars)
(Unaudited)

		Three months ended June 30,		Six months ended June 30,
	Note	2025	2024	2025	2024
OPERATING ACTIVITIES
Net loss		$(30,215)	$(41,005)	$(71,420)	$(60,705)

Adjustments
Depletion, depreciation and amortization	4	951	693	1,694	1,450
Reclamation accretion expense		977	768	1,954	1,536
Share-based payments		1,809	611	2,502	1,141
Non-cash items included in other expense (income)	9	3,718	2,169	21,282	(2,236)
Loss on foreign exchange		(299)	(450)	(178)	(381)
Interest expense		7,843	8,312	16,047	16,342
Deferred tax expense		—	386	—	773
Reclamation expenditures		(107)	(238)	(107)	(238)
Other		14	(209)	47	(290)
Net change in operating assets and liabilities	9	3,974	4,404	(5,857)	(7,174)
Cash used in operating activities		$(11,335)	$(24,559)	$(34,036)	$(49,782)

INVESTING ACTIVITIES
Capital expenditures on property, plant and equipment		(1,094)	(521)	(1,450)	(1,223)
Disposal proceeds		—	425	—	425
Cash used in investing activities		$(1,094)	$(96)	$(1,450)	$(798)

FINANCING ACTIVITIES
Proceeds from shares issued in equity offerings	7	176,476	79,399	195,095	96,455
Principal repayment on Gold Prepay Agreement	5	(30,989)	(9,717)	(30,989)	(9,717)
Principal repayment on Silver Purchase Agreement	5	(10,992)	(8,387)	(10,992)	(8,387)
Net proceeds from New Gold Prepay and Silver Purchase Agreement	5	31,045	—	31,045	—
Principal repayment on New Gold Prepay and Silver Purchase Agreement	5	(31,045)	—	(31,045)	—
Stock option exercises		—	309	8	895
Finance fees paid		(1,759)	(750)	(2,053)	(950)
Contingent payments		—	(1,436)	—	(1,436)
Other		(41)	(39)	(58)	(164)
Cash provided by financing activities		$132,695	$59,379	$151,011	$76,696

Change in cash, cash equivalents and restricted cash during the period		120,266	34,724	115,525	26,116
Cash, cash equivalents and restricted cash, beginning of period		54,423	52,088	59,290	60,765
Effect of exchange rate changes on cash held		314	451	188	382
Cash, cash equivalents and restricted cash, end of period		$175,003	$87,263	$175,003	$87,263

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents		133,691	47,812	133,691	47,812
Restricted cash and cash equivalents		41,312	39,451	41,312	39,451
Total cash, cash equivalents, and restricted cash		$175,003	$87,263	$175,003	$87,263
Supplemental cash flow information [Note 9]
See accompanying notes to the Condensed Consolidated Financial Statements

I-80 GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Stated in thousands of United States Dollars, except for share data)
(Unaudited)

		Share Capital
Issued and outstanding	Note	Number of shares	Common shares	Additional paid-in capital	Accumulated deficit	Total equity
Balance as at December 31, 2023		298,502,335	$489,270	$19,311	$(163,285)	$345,296
Issued from financing activities	7	13,064,204	17,056	—	—	17,056
Shares issued in relation to Granite Creek contingent payments	7	2,727,336	3,564	—	—	3,564
Exercise of stock options	7	594,800	1,269	(683)	—	586
Share-based compensation		—	—	355	—	355
Net loss		—	—	—	(19,700)	(19,700)
Balance as at March 31, 2024		314,888,675	$511,159	$18,983	$(182,985)	$347,157
Issued from financing activities	7	69,698,050	70,543	—	—	70,543
Issued on exercise of stock options	7	310,000	659	(350)	—	309
Share-based compensation		—	—	154	—	154
Net loss		—	—	—	(41,005)	(41,005)
Balance as at June 30, 2024		384,896,725	$582,361	$18,787	$(223,990)	$377,158

Balance as at December 31, 2024		409,786,957	$606,505	$18,977	$(284,818)	$340,664
Issued from financing activities	7	33,551,854	18,441	—	—	18,441
Issued on exercise of stock options		20,000	52	(43)	—	9
Share-based compensation		—	—	49	—	49
Net loss		—	—	—	(41,205)	(41,205)
Balance as at March 31, 2025		443,358,811	$624,998	$18,983	$(326,023)	$317,958
Issued from financing activities	7	371,000,000	164,948	10,517	—	175,465
Issued on exercise of stock options and settlement of deferred share units	7	338,480	237	—	—	237
Share-based compensation		—	—	95	—	95
Net loss		—	—	—	(30,215)	(30,215)
Balance as at June 30, 2025		814,697,291	$790,183	$29,595	$(356,238)	$463,540

See accompanying notes to the Condensed Consolidated Financial Statements

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

1.NATURE OF OPERATIONS

i-80 Gold Corp ("i-80 Gold" or the "Company"), is a Nevada-focused, growth-oriented gold and silver mining company engaged in the exploration and extraction of gold and silver. The Company's principal assets include the Granite Creek property, Ruby Hill property, Cove property, and the Lone Tree property which includes the autoclave facilities. Each property is wholly-owned by the Company.

The Company was incorporated on November 10, 2020, in the province of British Columbia, Canada. The Company’s common shares and warrants are listed on the New York Stock Exchange ("NYSE American") under the symbols IAUX and IAUX WS, respectively, and on the Toronto Stock Exchange (“TSX”) under the symbols IAU and IAU.WT.U, respectively. Its head office is located in Reno, Nevada. The executive office is located in Toronto, Ontario.

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

The Company’s ability to execute its plan and fulfill its commitments as they come due is dependent upon, amongst other factors and assumptions as otherwise detailed herein, its success in obtaining additional financing. While management has been successful in raising additional funds in the past, there can be no assurance that it will be able to do so in the future. Given the Company’s current operating losses and management’s expectation of future losses until it has fully executed its strategy, the inability of the Company to arrange appropriate financing in a timely manner could result in the carrying value of the Company’s assets being subject to material adjustment. These conditions indicate the existence of material uncertainties which cast substantial doubt as to the Company’s ability to continue as a going concern.

These Financial Statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary if the Company is not able to continue as a going concern. Such adjustments could be material.

(b)Basis of presentation

The Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. While information and note disclosures normally included in annual financial statements and prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, the Company believes that the information and disclosures included in the Financial Statements are adequate and not misleading. Therefore, this information should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2024. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. The results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

(c)Recently Issued Accounting Standards

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

3.INVENTORY

	June 30, 2025	December 31, 2024
Mineralized material in stockpiles and on leach pads	$16,432	$9,634
Work-in-process	3,549	2,133
Finished goods	—	195
Materials and supplies	1,830	3,369
Total inventory	$21,811	$15,331

The amount of inventory recognized in cost of sales for the three and six months ended June 30, 2025, was $26.5 million and $37.3 million, respectively (2024 - $19.4 million and $27.8 million, respectively). During the three and six months ended June 30, 2025, the Company recognized, within cost of sales, inventory write-downs of $3.1 million and $4.0 million, respectively, related primarily to Granite Creek mineralized material stockpile (2024 - $8.8 million and $8.8 million, respectively).

4.PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2025	December 31, 2024
Pre-development and exploration properties (i)	$363,894	$363,228
Buildings, plant and equipment (ii)	204,278	203,137
Construction-in-progress (i)	25,671	24,448
Total	593,843	590,813
Accumulated depreciation	19,965	18,371
Net carrying amounts	$573,878	$572,442
(i)Pre-development, exploration properties and construction-in-progress are not subject to depletion.
(ii)Included in buildings, plant and equipment is $136.0 million (2024 - $136.0 million) not subject to depreciation, depletion and amortization.

Total depreciation, depletion and amortization on property, plant and equipment is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Depreciation, depletion and amortization	$547	$74	$923	$451
Recorded in pre-development, evaluation and exploration	61	69	75	131
Recorded in general and administrative	41	62	84	124
Recorded in property maintenance	302	488	612	744
Total depletion, depreciation and amortization	$951	$693	$1,694	$1,450
5.LONG-TERM DEBT

	Orion Convertible Loan	Sprott Convertible Loan	Convertible Debentures	Gold Prepay Agreement	Silver Purchase Agreement	Other	Total
As at January 1, 2024	$46,764	$8,288	$66,940	$42,176	$29,662	$282	$194,112
Additions and adjustments	—	390	—	(1,777)	(731)	—	(2,118)
Amortization of finance costs	581	—	669	110	26	—	1,386
Principal repayment	—	(4,534)	—	(19,843)	(8,508)	(207)	(33,092)
Finance charge	9,776	1,315	5,841	11,052	3,125	—	31,109
As at December 31, 2024	57,121	5,459	73,450	31,718	23,574	75	191,397
Additions and adjustments	(1,714)	—	(279)	(43)	(43)	31,628	29,549
Amortization of finance costs	220	—	404	44	23	—	691
Principal repayment	—	—	—	(20,332)	(8,759)	(32,091)	(61,182)
Finance charge	4,894	450	3,068	4,109	2,109	727	15,357
As at June 30, 2025	$60,521	$5,909	$76,643	$15,496	$16,904	$339	$175,812
Less current portion	60,521	5,909	—	11,143	—	21	77,594
Long-term portion	$—	$—	$76,643	$4,353	$16,904	$318	$98,218

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

Orion Convertible Loan
On January 15, 2025, the Company entered into an Amended and Restated Orion Convertible Loan Agreement ("Orion Convertible Loan") with Orion Mine Finance ("Orion"). Pursuant to the amendment, the maturity date was extended from December 13, 2025, to June 30, 2026, and certain security was put in place to secure the Company’s obligations under the Orion Convertible Loan. Additional security against the Company’s Ruby Hill and Granite Creek projects was put in place as of March 31, 2025. In connection with the amendment the Company issued to Orion 5.0 million common share purchase warrants (Note 6) and entered into an offtake agreement with Orion (the “Offtake Agreement”). The Offtake Agreement will commence once the current offtake agreement with Deterra Royalties Limited expires at the end of December 2028 (Note 16).

Management determined that the modification to the agreement was non-substantial and accordingly, the Company accounted for the modification as an adjustment to the financial liability.

The Orion Convertible Loan bears interest at a rate of 8.0% annually and matures on June 30, 2026. As at June 30, 2025, total principal and accrued interest was $66.5 million. Interest expense is calculated by applying the effective interest rate of 16.72% to the host liability component (December 31, 2024 - 18.64%). Interest accretion is included in interest expense. Orion is a related party (Note 15).

Sprott Convertible Loan
On December 10, 2021, the Company entered into a Convertible Credit Agreement with a fund managed by Sprott Asset Management USA, Inc. and a fund managed by CNL Strategic Asset Management, LLC (“Sprott”) to borrow $10 million (the "Sprott Convertible Loan"). The Sprott Convertible Loan bears interest at a rate of 8.0% annually and matures on December 9, 2025. As at June 30, 2025, total principal and accrued interest was $6.1 million. Interest expense is calculated by applying the effective interest rate of 16.10% to the host liability component. Interest accretion is included in interest expense. Sprott is a related party (Note 15).

Convertible Debentures
On February 22, 2023, the Company closed a private placement offering of $65 million principal amount of secured convertible debentures (the "Convertible Debentures") of the Company. On February 28, 2025, the Company completed certain amendments to its Convertible Debentures. The amendments provided for:
•the conversion price applicable to the debenture holder’s right to elect to convert outstanding and accrued interest on the Convertible Debentures is equal to the volume weighted average price of i-80 Gold’s common shares on the TSX during the five trading days immediately preceding the date of the debenture holder’s election notice, less a discount of 15%, converted into US dollars at the Bank of Canada rate on such date;
•the conversion price applicable to the Company’ right to elect to convert outstanding and accrued interest on the Convertible Debentures is equal to the greater of (x) 85% of the average closing price of the i-80 Gold common shares as measured in US dollars on the NYSE American during the 10 business days immediately preceding the date of the Company’s election notice, and (y) the volume weighted average price of i-80 Gold common shares on the TSX during the five trading days immediately preceding the date of the Company’s election notice, less a discount of 15%, converted into US dollars at the Bank of Canada rate on such date;
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

The Convertible Debentures bear interest at a fixed rate of 8.0% per annum and will mature on February 22, 2027. As at June 30, 2025, total principal and accrued interest is $78.4 million. Interest expense is calculated by applying the effective interest rate of 9.4% to the host liability component (December 31, 2024 - 9.2%). Interest accretion is included in interest expense.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

Gold Prepay Agreement
In December 2021, the Company entered into a gold prepay agreement with Orion, which was subsequently amended in April 2022 and September 2023. On March 28, 2025, the Company entered into a further amending agreement to the Gold Prepay Purchase and Sale Agreement initially executed on December 13, 2021 (as amended, the "Gold Prepay Agreement") with Orion extending the quarterly gold deliveries due March 31, 2025, to April 7, 2025.

During the second quarter of 2025, the Company delivered 9,630 ounces of gold to Orion, 6,420 ounces in satisfaction of the December 31, 2024 and March 31, 2025 quarterly deliveries and 3,210 ounces in satisfaction of the June 30, 2025 quarterly delivery. As of June 30, 2025, the Company had delivered 34,973 ounces of gold towards the Gold Prepay Agreement with Orion, leaving 8,760 ounces of gold remaining to be delivered under the agreement. The current portion of the liability is $11.1 million as of June 30, 2025.

Interest expense is calculated by applying the effective interest rate of 31.0% to the host liability component (December 31, 2024 - 31.9%). Interest accretion is included in interest expense. For the amendment above, management determined that the modification to the agreement was non-substantial and accordingly, the Company accounted for the modification as an adjustment to the financial liability.

Silver Purchase Agreement
In December 2021, the Company entered into a silver purchase and sale agreement with Orion. On March 28, 2025, the Company entered into a further amending agreement to the Silver Purchase and Sale Agreement initially executed on December 13, 2021 (as amended, the "Silver Purchase Agreement" ) with Orion extending the 2024 shortfall amount due March 31, 2025, to April 7, 2025.

During the second quarter of 2025, the Company delivered 322,458 ounces of silver to Orion, 318,757 ounces in satisfaction of the 2024 shortfall amount and 3,701 ounces in relation to 2025 annual minimum delivery amount. The 2024 shortfall amount was delivered net of Orion's cash purchase price. The remaining ounces to be delivered under the 2025 annual minimum delivery amount is 96,299 ounces.

Interest expense is calculated by applying the effective interest rate of 21.4% to the host liability component. Interest accretion is included in interest expense. For the amendment above, management determined that the modification to the agreement was non-substantial and accordingly, the Company accounted for the modification as an adjustment to the financial liability.

New Gold Prepay and Silver Purchase Agreement

On March 31, 2025, the Company entered into a New Gold Prepay and Silver Purchase arrangement ("New Gold Prepay and Silver Purchase Agreement") with National Bank of Canada ("National Bank") under which National Bank purchased 6,864 ounces of gold and 345,549 ounces of silver from the Company for delivery to National Bank by September 30, 2025 or earlier, upon an infusion of capital in line with the recapitalization plan. The proceeds of this new prepay arrangement were used to satisfy the outstanding gold and silver deliveries due to Orion under its respective Gold Prepay Agreement and Silver Purchase Agreement. The New Gold Prepay and Silver Purchase Agreement was funded on April 1, 2025 for total proceeds of $31.0 million.

The New Gold Prepay and Silver Purchase Agreement contain an early termination make-whole provision and a mandatory prepayment provision, that are considered embedded derivatives by the Company and measured at fair value. The early termination make-whole provision and mandatory prepayment provision are classified as financial liabilities and not separated from the host liability component as they have been deemed to be closely related.

On May 16, 2025, the Company repaid the full outstanding balance under the New Gold Prepay and Silver Purchase Agreement, consisting of principal of $31.0 million and financing expense of $1.3 million as shown in Other above.

6.OTHER LIABILITIES

	June 30, 2025	December 31, 2024
Warrant liability (i)	$5,884	$4,623
Share-based payment liability (ii)	2,910	790
Orion - Conversion and change of controls rights (iii)	1,032	336
Sprott - Conversion and change of controls rights (iii)	10	33
Gold Prepay Agreement embedded derivative (iv)	9,682	9,665
Silver Purchase Agreement embedded derivative (v)	15,245	7,999
Deferred revenue (vi)	7,102	—
Lease liability	1,128	685
Total other liabilities	42,993	24,131
Less current portion	16,743	8,882
Long-term portion	$26,250	$15,249

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

(i)Warrant liability

	Issue date	Expiry date	Exercise Price (C$)	Number of warrants	June 30, 2025	December 31, 2024
Brokered placement	5/1/2024	5/1/2028	2.15	34,849,025	$3,576	$3,875
Orion warrants	12/13/2021	12/13/2025	3.28	5,500,000	10	336
Orion warrants	9/20/2023	9/20/2026	3.17	3,750,000	477	290
Orion warrants	1/24/2024	1/24/2028	2.72	500,000	91	63
Orion warrants	1/15/2025	1/15/2029	1.01	5,000,000	1,730	—
Paycore warrants	5/5/2023	5/2/2025	4.02	3,330,657	—	55
Paycore warrants	5/5/2023	2/9/2025	2.40	255,567	—	4
Total warrant liability					$5,884	$4,623
The warrants are considered derivatives because their exercise price is in C$ whereas the Company’s functional currency is in USD. Accordingly, the Company recognizes the warrants as liabilities at fair value with changes in fair value recognized in the statement of loss. For the three and six months ended June 30, 2025, the Company recorded a gain of $0.7 million and $0.3 million, respectively (2024 - gain of $1.6 million and $4.3 million, respectively) (Note 11).

The fair value of the warrants, excluding warrants issued in connection with the bought deal public offering, were calculated using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2025	December 31, 2024
Risk-free rate	2.64% to 2.79%	2.85% to 3.14%
Warrant expected life	6 to 43 months	2 to 37 months
Expected volatility	84% to 123%	86% to 232%

On January 15, 2025, the Company issued common share purchase warrants in connection with the amendments to the Orion Convertible Loan (Note 5).

(ii)Share-based payment liability
The Company recognized a share-based payment liability of $2.9 million at June 30, 2025 (December 31, 2024 - $0.8 million) under the Company's restricted and deferred share unit plans. The current portion of the liability is $0.6 million at June 30, 2025 (December 31, 2024 - $0.2 million).

(iii)Conversion and change of control right
The Orion Convertible Loan and Sprott Convertible Loan (the "Convertible Loans") contain a change of control feature, a conversion feature, and a forced conversion feature that are considered embedded derivatives by the Company. The change of control feature and conversion feature are classified as derivative financial liabilities measured at fair value (Note 17). The forced conversion feature is not separated from the host contract as it is considered to be indexed to the Company's shares. During the period ended June 30, 2025, none of the features were exercised.

The Orion Convertible Loan derivative financial liability was recorded at $1.0 million at June 30, 2025 (December 31, 2024 - $0.3 million). For the three and six months ended June 30, 2025, the Company recorded a fair value gain of $0.7 million and loss of $0.7 million, respectively (2024 - gain of $2.6 million and $7.9 million, respectively) related to the valuation of the embedded derivatives through the statement of loss.

The Sprott Convertible Loan derivative financial liability was recorded at $0.01 million at June 30, 2025 (December 31, 2024 - $0.03 million). For the three and six months ended June 30, 2025, the Company recorded a fair value gain of $0.01 million and $0.02 million, respectively (2024 - gain of $0.4 million and $1.3 million, respectively) related to the valuation of the embedded derivatives through the statement of loss.

(iv)Gold Prepay Agreement embedded derivative

The financial liability represents the embedded derivative in relation to the fixed gold price included in the Gold Prepay Agreement (Note 5 and Note 17). The Company recognizes the embedded derivative at fair value with changes in fair value recognized in profit or loss. For the three and six months ended June 30, 2025, the Company recorded a fair value gain of $8.2 million and loss of $0.02 million, respectively (2024 - loss of $1.4 million and $4.9 million, respectively) related to the valuation of the embedded derivative through the statement of loss (Note 11). As of June 30, 2025, the current portion of the Gold Prepay Agreement embedded derivative liability was $7.3 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

(v)Silver Purchase Agreement embedded derivative

The financial liability represents the embedded derivative in relation to the silver price included in the Silver Purchase Agreement (Note 5 and Note 17). The Company recognizes the embedded derivative at fair value with changes in fair value recognized in profit or loss. For the three and six months ended June 30, 2025, the Company recorded a fair value gain of $0.2 million and $7.2 million loss, respectively (2024 - loss of $4.4 million and $5.3 million, respectively) related to the valuation of the embedded derivative through the statement of loss (Note 11). As of June 30, 2025, the current portion of the Silver Purchase Agreement embedded derivative liability was $0.7 million.

(vi) Deferred revenue

On April 29, 2025, the Company finalized an amended and restated master purchase and sale agreement with Auramet International, Inc. Under this agreement, the Company received a prepayment of 3,600 ounces of gold, for $12.0 million totaling $11.6 million in net proceeds. As at June 30, 2025, the Company has delivered 1,454 ounces, totaling $4.9 million recorded in revenue with 2,146 ounces remaining to be delivered in the amount of $7.1 million. The remaining portion is expected to be delivered during the third quarter.

7.COMMON SHARES

(a)Issued share capital:

	Note	Number of shares	Amount
Balance as at December 31, 2023		298,502,335	$489,270
Shares issued in private placement	(iv)	13,064,204	17,056
Shares issued in relation to Granite Creek contingent payments	(v)	2,727,336	3,564
Shares issued in brokered placement	(vi)	69,698,050	70,543
Exercise of warrants and stock options		904,800	1,928
Balance as at June 30, 2024		384,896,725	$582,361

Balance as at December 31, 2024		409,786,957	$606,505
Shares issued in private placement	(i)	29,210,464	16,015
Shares issued in ATM Program	(iii)	4,341,390	2,426
Shares issued in private placement	(ii)	25,240,000	11,790
Shares issued in relation to brokered placement	(ii)	345,760,000	153,158
Exercise of stock options		20,000	52
Shares issued from settlement of DSUs		338,480	237
Balance as at June 30, 2025		814,697,291	$790,183

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

(ii)On May 16, 2025, the Company closed a bought deal public offering of 345.8 million units of the Company at a price of $0.50 per unit for aggregate gross proceeds of $172.9 million and net proceeds of $162.7 million. In addition to the bought deal public offering, the Company closed a private placement of 25.2 million units to certain directors, officers and other shareholders of the Company at a price of $0.50 per unit for aggregate gross proceeds of $12.6 million and net proceeds of $12.5 million. Each unit for both offerings is comprised of one common share and one-half of one common share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.70 until November 16, 2027. The total number of warrants issued were 185.5 million.

The Company has assessed the warrants to meet the requirements to be recorded as equity. The net proceeds from the bought deal offering and the private placement were allocated to the warrants in the amount of $10.5 million and $164.9 million allocated to share capital based upon the relative fair values of the shares and warrants issued.

(iii)The Company's at-the-market equity program ("ATM Program") was implemented pursuant to the terms of an equity distribution agreement dated August 12, 2024 (the "Equity Distribution Agreement"), among the Company, National Bank Financial Inc., and a syndicate of underwriters (collectively, the "Agents"). The ATM Program allowed i-80 Gold to offer and sell in Canada and the United States through the facilities of the TSX and the NYSE American such number of common shares of the Company as would have an aggregate offering price of up to $50 million. The ATM Program expired on March 31, 2025. During the first quarter of 2025, the Company issued 4.3 million common shares under the ATM Program for total gross proceeds of $2.5 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

(iv)On February 20, 2024, the Company completed a non-brokered private placement of common shares. An aggregate of 13.1 million shares were issued by the Company at a price of C$1.80 per common share for aggregate gross proceeds of $17.4 million (C$23.5 million). Certain directors and/or officers of the Company subscribed for C$0.3 million in common shares under the private placement. Transaction costs incurred of $0.4 million are presented as a reduction to share capital.

(v)On February 9, 2024, the Company issued 1.6 million common shares to Waterton Global Resource Management Inc. ("Waterton") at a price of C$1.80 for total gross proceeds of $2.1 million (C$2.9 million) as partial consideration of the contingent value rights payment related to Granite Creek.

On March 20, 2024, the Company issued 1.1 million common shares to Waterton at a price of C$1.73 for total gross proceeds of $1.4 million (C$2.0 million) as partial consideration of the contingent value rights payment related to Granite Creek.

(vi)On May 1, 2024, the Company completed a bought deal public offering of an aggregate of 69.7 million Units at a price of C$1.65 per Unit for aggregate gross proceeds to the Company of approximately C$115.0 million ($83.5 million). Each Unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant of the Company. The 34.8 million common share warrants issued in connection with the offering were valued at $8.9 million at inception using the closing price of the warrants of C$0.35 on May 1, 2024. The Company incurred $4.5 million in transaction costs in connection with the Offering, of which $4.1 million was allocated to shares issued and presented as a reduction to share capital within the statement of changes in equity.

(b)Share-based payments

During the three months ended June 30, 2025, the Company granted 6,090,849 restricted share units ("RSU") and 1,494,948 deferred share units ("DSU)" to its employees and directors (six months ended June 30, 2025 - 6,090,849 RSUs and 1,586,376 DSUs).

During the three months ended June 30, 2025, the Company issued 3,339,000 performance share units ("PSU") pursuant to its Omnibus Share Incentive Plan which vest after 3 years from the grant date. The awards have a performance multiplier from 0% to 200% based upon the Company's total shareholder return relative to the performance of an exchange traded fund. The Company used a Monte-Carlo simulation and determined the fair value of each award to be $0.69.

8.BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted loss per share is based on the assumption that potential dilutive shares have been issued. The calculation of basic and diluted loss per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss	$(30,215)	$(41,005)	$(71,420)	$(60,705)

Basic and diluted weighted average shares outstanding	608,167,841	361,145,495	520,243,077	333,234,688

Basic and diluted loss per share	$(0.05)	$(0.11)	$(0.14)	$(0.18)

Convertible Debentures and Convertible Loans of 71,703,563, stock options of 9,189,418, PSUs of 6,678,000 and warrants of 235,099,025 (Note 6 (i), Note 7 (ii)) were excluded from the computation of diluted weighted average shares outstanding for the three and six months ended June 30, 2025 as their effect would be anti-dilutive.

9.SUPPLEMENTAL CASH FLOW INFORMATION

(i) The following table summarizes the changes in operating assets and liabilities:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Receivables	$(2,313)	$(1,638)	$(1,369)	$602
Prepaids and deposits	(1,341)	(1,069)	(1,707)	(242)
Inventory	2,152	4,645	(6,412)	(1,820)
Accounts payable and accrued liabilities	(1,627)	2,466	(3,472)	(5,714)
Deferred revenue	7,103	—	7,103	—
Net change in operating assets and liabilities	$3,974	$4,404	$(5,857)	$(7,174)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

(ii) The following table summarizes non-cash items included in other income:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Gain on fair value measurement of warrant liability	$709	$1,645	$275	$4,275
Gain (loss) on fair value measurement of Convertible Loans	765	3,030	(673)	9,145
Loss on Gold Prepay Agreement	(2,412)	(2,478)	(10,674)	(5,976)
Loss on Silver Purchase Agreement	(1,986)	(4,445)	(9,461)	(5,302)
Other	(794)	79	(749)	94
Total non-cash items included in other (expense) income	$(3,718)	$(2,169)	$(21,282)	$2,236

10.REVENUE

Revenue by product

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Gold and silver	$18,071	$3,896	$25,931	$9,111
Mineralized material	9,765	3,288	15,953	6,486
Total	$27,836	$7,184	$41,884	$15,597

Revenue by customer

At June 30, 2025, the Company had one customer that made up 98% of trade receivable (2024 - 92% of trade receivable). The Company is not economically dependent on a limited number of customers for the sale of its product because gold and other metals can be sold through numerous commodity market traders worldwide. During the three and six months ended June 30, 2025 and three and six months ended June 30, 2024 all revenues were in the United States.

The following table represents sales to individual customers representing greater than 10% of the Company's revenue:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Customer 1	$15,783	$2,706	$22,301	$7,000
Customer 2	$9,765	$3,473	$15,952	$6,746
Customer 3	$—	$1,149	$—	$1,969

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

11.OTHER EXPENSE AND OTHER INCOME

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Loss on Gold Prepay Agreement	$(2,412)	$(2,478)	$(10,674)	$(5,976)
Loss on Silver Purchase Agreement	(1,986)	(4,445)	(9,461)	(5,302)
Loss on fair value measurement of Convertible Loans	—	—	(673)	—
Other	(486)	—	(316)	—
Total other expense	$(4,884)	$(6,923)	$(21,124)	$(11,278)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Gain on fair value measurement of warrant liability	$709	$1,645	$275	$4,275
Gain on fair value measurement of Convertible Loans	765	3,030	—	9,145
Gain on foreign exchange	295	449	168	380
Interest income on restricted cash	346	429	686	915
Other	—	770	—	802
Total other income	$2,115	$6,323	$1,129	$15,517

12.INTEREST EXPENSE

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest accretion on Convertible Loans	$2,705	$2,722	$5,344	$5,324
Interest accretion on Gold Prepay Agreement	1,639	3,026	4,109	5,842
Interest accretion on Silver Purchase Agreement	864	792	2,109	1,703
Interest accretion on Convertible Debentures	1,564	1,415	3,068	2,802
Interest accretion on long-term debt	727	—	727	—
Amortization of finance costs	344	357	691	671
Finance expense	521	—	521	—
Other interest expense	331	445	329	451
Total interest expense	$8,695	$8,757	$16,898	$16,793
13.SEGMENTED INFORMATION

The Company currently has four principal assets which represent the Company's reportable and operating segments. All operating segments are located in Nevada, United States. Results of the operating segments are reviewed by the Company's chief operating decision maker ("CODM") to make decisions about resources to be allocated to the segments and to assess their performance. The Company's CODM is the chief executive officer. In the fourth quarter of 2024, the CODM reassessed their approach to evaluating the Company's performance and accordingly has revised the presentation of its operating segments. The CODM uses adjusted loss from operations to evaluate each operation's financial performance. The Corporate and other segment relates to the corporate administration function and includes other non pre-development properties in total assets. Inter-segment expenses and expense recoveries are not eliminated and shown in the respective segment. The results from operations for these reportable segments are summarized in the following tables:

Six months ended June 30, 2025	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Revenue	$28,422	$3,678	$9,784	$—	$—	$41,884
Costs applicable to sales[1]	(30,386)	(2,808)	(2,306)	—	—
Pre-development, evaluation and exploration	(9,719)	(5,089)	(33)	(3,721)	(28)
Property maintenance	(276)	(1,356)	(4,918)	(407)	(356)
Adjusted loss from operations	(11,959)	(5,575)	2,527	(4,128)	(384)	(19,519)
Unallocated expenses:
Depletion, depreciation and amortization						(923)
Royalties						(1,757)
General and administrative						(12,328)
Loss from operations						$(34,527)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

Six months ended June 30, 2024	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Revenue	$6,487	$2,127	$6,983	$—	$—	$15,597
Costs applicable to sales[1]	(20,894)	(2,241)	(3,000)	—	—
Pre-development, evaluation and exploration	(12,115)	(713)	(45)	(4,615)	(222)
Property maintenance	(378)	(1,009)	(4,907)	(501)	(308)
Adjusted loss from operations	(26,900)	(1,836)	(969)	(5,116)	(530)	(35,351)
Unallocated expenses:
Depletion, depreciation and amortization						(451)
Royalties						(1,618)
General and administrative						(9,958)
Loss from operations						$(47,378)

Three months ended June 30, 2025	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Revenue	$19,727	$2,288	$5,821	$—	$—	$27,836
Costs applicable to sales[1]	(22,067)	(1,726)	(1,484)	—	—	—
Pre-development, evaluation and exploration	(5,949)	(1,898)	(10)	(1,174)	(14)	—
Property maintenance	(130)	(519)	(2,170)	(194)	(153)	—
Adjusted loss from operations	(8,419)	(1,855)	2,157	(1,368)	(167)	(9,652)
Unallocated expenses:
Depletion, depreciation and amortization						(547)
Royalties						(1,214)
General and administrative						(7,338)
Loss from operations						$(18,751)

Three months ended June 30, 2024	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Revenue	$3,288	$1,214	$2,682	$—	$—	$7,184
Costs applicable to sales[1]	(15,988)	(1,373)	(1,705)	—	—	—
Pre-development, evaluation and exploration	(7,634)	(296)	(37)	(2,343)	(126)	—
Property maintenance	(144)	(513)	(1,714)	(248)	(162)	—
Adjusted loss from operations	(20,478)	(968)	(774)	(2,591)	(288)	(25,099)
Unallocated expenses:
Depletion, depreciation and amortization						(74)
Royalties						(356)
General and administrative						(5,733)
Loss from operations						$(31,262)
____________________________
1 Cost of sales excluding depletion, depreciation, amortization, and royalties

As at June 30, 2025	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Capital expenditures	$1,491	$911	$661	$—	$—	$3,063
Total assets	$120,905	$119,130	$260,980	$53,788	$228,078	$782,881

As at December 31, 2024	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Capital expenditures	$1,138	$407	$762	$—	$—	$2,307
Total assets	$115,414	$117,277	$259,689	$53,412	$109,837	$655,629

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

14.INCOME TAXES

The components of income tax expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
United States	$—	$(386)	$—	$(773)
Deferred tax expense	$—	$(386)	$—	$(773)

Total income tax expense	$—	$(386)	$—	$(773)

The components of loss before income taxes are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
United States	$(13,941)	$(26,859)	$(25,937)	$(39,261)
Canada	(16,274)	(13,760)	(45,483)	(20,671)
Loss before income taxes	$(30,215)	$(40,619)	$(71,420)	$(59,932)

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the U.S. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company does not anticipate OBBBA will have a material impact on its Financial Statements.

15.RELATED PARTY TRANSACTIONS

The Company had the following transactions with its related parties who have been identified as principal owners during the three and six month ended June 30, 2025.

Related party debt

(i)The Company entered into Convertible Loans with both Orion and Sprott (Note 5). Interest accretion related to the loans are recorded in interest expense (Note 12).

(ii)The Company entered into a Gold Prepay Agreement and Silver Purchase Agreement with Orion (Note 5).

Other liabilities

(i)The Company has issued warrants and has entered into an offtake agreement with Orion (Note 6) (Note 16).

16.COMMITMENTS AND CONTINGENCIES

Surety bonds

At June 30, 2025, the Company has outstanding surety bonds in the amount of $137.7 million (December 31, 2024 - $132.8 million) in favor of either the United States Department of the Interior, Bureau of Land Management ("BLM"), or the State of Nevada, Department of Conservation & Natural Resources as financial support for environmental reclamation and exploration permitting. This includes surety bonds for the Lone Tree project and the Ruby Hill property. The surety bonds are secured by restricted cash. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As specific requirements are met, the BLM and State of Nevada as beneficiary of the instruments, will return the instruments to the issuing entity. As these instruments are associated with operating sites with long-lived assets, they will remain outstanding until closure.

Royalties

The Company pays Net Smelter Return ("NSR") royalties on its Granite Creek property at a rate of 1-5% and on its Ruby Hill property at a rate of 3% on revenues. In addition, Granite Creek has a 10% Net Profit Interest ("NPI") royalty calculated on a profit calculation with certain deductions. As at June 30, 2025, these royalties are recorded in cost of gold sold in the amount of $1.8 million (June 30, 2024 - $1.6 million). The Company has other royalties committed on properties that are not currently producing.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

Contingent Consideration

On June 14, 2012, Premier Gold Mines USA, Inc., through its wholly-owned subsidiary, Au-Reka Gold LLC, acquired a 100% interest in the Cove portion of the McCoy-Cove Property (the "Cove Deposit") from Victoria Gold Corporation ("Victoria") pursuant to an asset purchase agreement dated June 4, 2012. In the event of production from the Cove Deposit, the Company will make additional payments to Victoria in the aggregate amount of $13.8 million (C$20 million), payable in four installments of C$5.0 million each of the cumulative production of each of 250,000, 500,000, 750,000 and 1,000,000 ounces of gold produced.

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

The following table presents financial instruments measured at fair value on a recurring basis within the fair value hierarchy for level 1 and 2 financial instruments:

		June 30, 2025		December 31, 2024
	Level	Carrying amount	Fair value	Carrying amount	Fair value
Warrant liability	1	$3,576	$3,576	$3,875	$3,875
Warrant liability	2	2,308	2,308	748	748
Share based payments	2	$2,910	$2,910	$790	$790
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

The warrants issued in connection with the 2024 and 2025 brokered placement are classified within level 1 of the fair value hierarchy as the warrants are listed on the TSX and or the NYSE American and therefore a quoted market price is available.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

(i)Fair value measurements using significant unobservable inputs (level 3):
The following tables present the changes in level 3 items:

	Convertible Loans
	Orion conversion and change of control rights	Sprott conversion and change of control rights	Silver Purchase Agreement - silver price derivative	Gold Prepay - gold price derivative	Contingent consideration
Balance as at January 1, 2024	$(9,028)	$(1,459)	$1,898	$(1,676)	$(4,898)
Repayment	—	—	—	—	5,000
Fair value adjustments	8,692	1,426	(9,897)	(7,989)	(102)
Balance as at December 31, 2024	$(336)	$(33)	$(7,999)	$(9,665)	$—
Fair value adjustments	(696)	23	(7,246)	(17)	—
Balance as at June 30, 2025	$(1,032)	$(10)	$(15,245)	$(9,682)	$—

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

Silver Purchase Agreement

The Silver Purchase Agreement is recognized as a financial liability at amortized cost and it contains two embedded derivatives; one in relation to the embedded silver price within the agreement and the other in relation to the gold substitution option whereby i-80 Gold can choose to deliver gold instead of silver at a ratio of 75:1, both are measured at fair value each reporting period (level 3). On initial recognition and at June 30, 2025 and December 31, 2024, the gold substitution option did not have any value. In determining the fair value of the embedded derivatives at each reporting period, management judgement is required in respect to input variables of the financial model used for estimation purposes. These variables include such inputs as metal prices, metal price volatility, risk-free borrowing rates and the Company's production profile. Gains and losses were recorded in other income and other expense in the Consolidated Statement of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Company Overview
i-80 Gold Corp. (the "Company", "i-80 Gold") is a Nevada-focused growth-oriented gold and silver mining company engaged in the exploration and extraction of gold and silver. The Company is the fourth largest gold mineral resource holder in the state with a pipeline of three underground and two open pit projects strategically located on some of Nevada's most prolific gold-producing trends. The Company's wholly owned principal assets, which are at various stages of permitting, construction, and technical studies, include the Granite Creek property, the Ruby Hill property, the Lone Tree property containing a processing facility, the Cove property, and the FAD property.
The Company was incorporated on November 10, 2020, under the laws of the province of British Columbia, Canada. The Company’s common shares and warrants are listed on the NYSE American under the symbols IAUX and IAUX.WS, respectively and on the TSX under the symbols IAU, IAU.WT and IAU.WT.U respectively. The Company’s head office is located in Reno, Nevada, United States ("US"). The Company also has an executive office located in Toronto, Ontario, Canada.

Reference to $ or USD is to US dollars, reference to C$ or CAD is to Canadian dollars.
Operational and Financial Highlights

		Three months ended June 30,		Six months ended June 30,
		2025	2024	2025	2024
Revenue	$000s	27,836	7,184	41,884	15,597
Net loss	$000s	(30,215)	(41,005)	(71,420)	(60,705)
Loss per share	$/share	(0.05)	(0.11)	(0.14)	(0.18)
Cash flow used in operating activities	$000s	(11,335)	(24,559)	(34,036)	(49,782)
Cash and cash equivalents	$000s	133,691	47,812	133,691	47,812
Drilling	ft	8,717	48,796	23,479	40,487
Gold ounces sold[1]	oz	8,400	3,445	13,352	7,506
Average realized gold price[2]	$/oz	3,301	2,337	3,124	2,188

Three months ended June 30, 2025

•Revenue totaled $27.8 million for the quarter compared to $7.2 million in the prior year period primarily driven by higher gold ounces sold1 at Granite Creek and Lone Tree and a higher average realized gold price2.
•Gold sales1 for the quarter totaled 8,400 ounces at an average realized gold price2 of $3,301 per ounce compared to gold sales1 of 3,445 ounces at an average realized gold price2 of $2,337 per ounce in the prior year period.

•Loss per share of $0.05 for the quarter improved compared to $0.11 loss per share in the prior year quarter primarily due to an increase in gross profit of $13.1 million.

•Cash used in operating activities for the quarter was $11.3 million, compared to $24.6 million in the prior year period due to an increase in gross profit.

•Executed financing initiatives in support of the Company’s broader recapitalization plan, including a bought deal public offering to which the Company issued 345.8 million units for gross proceeds of $172.9 million (net proceeds of $162.7 million) and a private placement of 25.2 million units for gross proceeds of $12.6 million (net proceeds of $12.5 million).

•Cash balance of $133.7 million as at June 30, 2025, an increase of $120.2 million compared to March 31, 2025 primarily due to net proceeds received from the bought deal public offering and private placement, partially offset by the gold and silver deliveries under the prepay instruments of $31.0 million and $11.0 million, respectively.
•Completed 8,717 feet of core drilling during the three months ended June 30, 2025 at the Mineral Point open pit project on the Ruby Hill property and Granite Creek underground to enhance mineral resource definition and support future technical studies.

1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 57% in 2025 (2024 - 58%).
2This is a Non-GAAP Measure; please see “Non-GAAP Measures” section.

Six months ended June 30, 2025

•Revenue totaled $41.9 million compared to $15.6 million in the comparative prior year period due to higher gold ounces sold and a higher average realized gold price2.

•Gold sales1 totaled 13,352 ounces for the year at an average realized gold price2 of $3,124 per ounce, compared to gold sales of 7,506 ounces at an average realized gold price2 of $2,188 per ounce in the prior year period.
•Cash used in operating activities was $34.0 million improved from the prior year period primarily due to higher gross profit.
•Loss per share of $0.14 per share improved from $0.18 loss per share in the comparative prior year period.
•As at June 30, 2025, cash balance was $133.7 million, an increase of $114.7 million from December 31, 2024 due to proceeds from the brokered and private placement, partially offset by cash used in operating activities and gold and silver deliveries under the prepay instruments of $31.0 million and $11.0 million, respectively.
•23,479 feet of core and reverse circulation drilling completed with multiple positive results to expand mineralization further and improve resource definition at the Cove project, Granite Creek underground project, and the Mineral Point open pit project within the Ruby Hill property.
•Filed Preliminary Economic Assessments/Initial Assessments ("PEA"s) as Technical Reports for all five gold projects in support of the Company’s new development plan, which outlines a combined net present value of approximately $1.6 billion based on a $2,175 per ounce gold price.

Strategy Overview

i-80 Gold is executing a new multi-asset development plan aimed at creating a mid-tier gold producer in Nevada. The near-term focus is on developing the Company’s three high-grade underground mines and the refurbishment and eventual commissioning of the Lone Tree autoclave, which will serve as a central processing hub for underground refractory material. Development of the Company’s two large, open pit oxide projects is expected to follow to support the target of a long-term production growth profile of more than 600,0003 ounces of annual gold production. All of the Company's properties are currently considered to be in exploration stage as no reserves have been established.

In support of the development plan, the Company released PEAs in the first quarter of 2025 for all five gold core projects. These PEAs outlined a clear and phased path to production and cash flow growth. Permitting, technical studies, and development work are actively being advanced across all five gold projects, as well as the Lone Tree processing facility, in support of upcoming feasibility studies.

Phase one of the development plan includes the current ramp up at i-80 Gold’s first underground mine, Granite Creek, as well as commencing extraction at Archimedes, the second planned underground mine. A key milestone in this phase is the refurbishment and commissioning of the wholly owned Lone Tree autoclave to unlock the full value of the Company’s underground mines. Once commissioned, Lone Tree enables processing of underground material to shift from third-party toll-milling to owner-operated processing in 2028. Average annual gold production is expected to increase to a range of between 150,000 to 200,000 ounces of gold in phase one3.

Phase two of the development plan focuses on bringing two additional projects into operation: Cove, the third planned underground mine, and Granite Creek open pit. Mineralized material from Cove is expected to be processed at the Lone Tree facility beginning in 2029. With four producing assets planned, average annual production is expected to increase to a range of between 300,000 to 400,000 ounces of gold in 20313, representing a significant step in i-80 Gold’s transition to a mid-tier producer.

Phase three is anchored by the target to start production at Mineral Point open pit, which is expected to become the Company’s largest producing asset and projected to help the Company achieve its target of average annual gold production beyond 600,000 ounces in the early 2030s3.

Recapitalization Plan

Alongside the development plan, the Company continues to execute on a recapitalization strategy focused on strengthening the balance sheet and funding its growth plans. On May 16, 2025, the Company closed a bought deal public offering of 345.8 million units of the Company at a price of $0.50 per unit for aggregate gross proceeds of $172.9 million and net proceeds of $162.7 million. In addition to the offering, the Company closed a concurrent private placement of 25.2 million units to certain directors and officers of the Company at a price of $0.50 per unit for aggregate gross proceeds of $12.6 million and net proceeds of $12.5 million. Each unit is comprised of one common share and one-half of one common share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.70 until November 16, 2027. If fully exercised, the warrants could provide the Company with up to approximately $130 million in additional proceeds.

1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 57% in 2025 (2024 - 58%).
2This is a Non-GAAP Measure; please see “Non-GAAP Measures” section.
3Consolidated production estimates and average annual production targets include the Cove Project, Archimedes Underground Project, Mineral Point Open Pit Project, Granite Creek Underground Project, and Granite Creek Open Pit Project and are based on the most recent life-of-mine production schedules disclosed in the latest technical studies filed for each respective project and related property. These anticipated production figures are preliminary in nature and are based on mineral resources, which do not have demonstrated economic viability, and which are not mineral reserves. In addition, each of the foregoing technical reports are preliminary economic assessments/initial assessments that are preliminary in nature and each include an economic analysis that is based, in part, on inferred mineral resources. Inferred mineral resources are considered too speculative geologically to have for the application of economic considerations applied to them that would enable them to be categorized as mineral reserves. As such, there is no certainty that the production targets will be realized. The production target is also pending the completion of the autoclave refurbishment class 3 engineering study (where a series of trade-off scenarios will be considered comparing full autoclave refurbishment to alternate toll milling and ore purchase agreement options that could potentially be available), Board approval, and the successful funding, development, and commissioning of the Company’s Lone Tree autoclave processing facility. The production target presented herein is a Company goal and not a projection of results and should not be taken as production guidance.

The Company addressed the first phase of its recapitalization plan by entering into agreements to defer the December 2024 Gold Prepay Agreement and January 2025 Silver Purchase Agreement deliveries until March 31, 2025 and settled the deliveries on April 2, 2025 with Orion Mine Finance ("Orion") by entering into a New Gold Prepay and Silver Purchase Agreement with National Bank with deliveries of 6,864 ounces of gold and 345,549 ounces of silver by September 30, 2025. This arrangement was settled in May with the proceeds from the equity raise. Through to mid-2026, approximately $92 million is expected to be allocated to fund construction activities, drilling, permitting, and technical studies across all five core projects including the Lone Tree autoclave processing facility, all part of the development plan.

The Company is actively working to secure the balance of required capital to execute the development plan and is in discussions with several parties regarding additional financing options. These potential options include debt facilities, as well as a royalty sale, and the sale of its FAD property, which is a non-core asset. Management aims to complete the balance of its recapitalization plan by mid-2026, aligning with the date of maturity of the Orion Convertible Loan.

Outlook
1
The Company expects to extract between 30,000 to 40,000 ounces1 of gold in 2025. Granite Creek underground is expected to contribute between 20,000 to 30,000 ounces1 of gold, and the Company’s two residual heap leach operations are expected to contribute approximately 10,000 ounces of gold in 2025.

To advance development plans, three areas of growth expenditures over the next three years were outlined in the PEAs filed for all five projects in March 2025. These growth expenditures ranked from highest priority are: (i) advancing permitting activities, (ii) feasibility studies, and (iii) development work at Archimedes underground. For 2025, the growth expenditures are expected to total between $40 million to $50 million.

This outlook, including expected results and targets, is subject to various risks, uncertainties and assumptions, which may impact future performance and the Company’s ability to achieve the results and targets discussed in this section. Please refer to "Forward Looking Statements" section. The Company may, but is under no obligation to, update this outlook depending on changes in metal prices and other factors.

Financing Overview

Three months ended June 30, 2025

Working Capital Facility

On April 29, 2025, the Company finalized a master purchase and sale agreement with Auramet International, Inc. Under this agreement, the Company received the prepayment of 3,600 ounces of gold, for $12.0 million totaling $11.6 million in net proceeds. As at June 30, 2025, the Company has delivered 1,454 ounces with 2,146 ounces remaining to be delivered in the amount of $7.1 million.

Bought Deal Offering and Private Placement

On May 16, 2025, the Company closed a bought deal public offering of 345.8 million units of the Company at a price of $0.50 per unit for aggregate gross proceeds of $172.9 million and net proceeds of $162.7 million. Each warrant entitles the holder to purchase one common share at a price of $0.70 until November 16, 2027. In addition to the offering, the Company closed a concurrent private placement of 25.2 million units to certain directors and officers of the Company at a price of $0.50 per unit for aggregate gross proceeds of $12.6 million. Each unit is comprised of one common share and one-half of one common share purchase warrant.

New Gold Prepay and Silver Purchase Agreement

In May 2025, the Company fully repaid the New Gold Prepay and Silver Purchase Agreement with National Bank.

Six months ended June 30, 2025

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

Convertible Debentures

On February 28, 2025, the Company entered into a supplemental indenture to effect certain amendments to its Convertible Debenture Indenture dated February 22, 2023 (the "Indenture"). The amendments provided:

1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 57% in 2025 (2024 - 58%).

•the conversion price applicable to the debenture holder’s right to elect to convert outstanding and accrued interest on the Convertible Debentures is equal to the volume weighted average price of i-80 Gold’s common shares on the TSX during the five trading days immediately preceding the date of the debenture holder’s election notice, less a discount of 15%, converted into US dollars at the Bank of Canada rate on such date;

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

Orion Convertible Loan

On January 15, 2025, the Company completed the amendment and restatement of its convertible credit agreement ("Orion Convertible Loan") with an affiliate of Orion. As a result, the conditions relating to the deferral of gold and silver deliveries, and the extension of the Orion Convertible Loan (collectively, the "Waiver Agreements") required to be completed to-date have been satisfied.

Further to the Orion Convertible Loan, Orion and i-80 Gold have extended the maturity date by six months from December 13, 2025, to June 30, 2026, and certain security was put in place to secure the Company’s obligations under the Orion Convertible Loan. Additional security against the Company’s Ruby Hill and Granite Creek projects was put in place on March 31, 2025. In connection with the extension of the Orion Convertible Loan, the Company has issued to Orion 5 million common share purchase warrants (the “2025 Orion Warrants”) with an exercise price of C$1.01 and an expiry date of January 15, 2029.

In addition, in February 2025, i-80 Gold and Orion entered into an offtake agreement (the “Offtake Agreement”). The Offtake Agreement has similar terms to the Company's existing offtake agreement and commences once the current offtake agreement with Deterra Royalties Limited expires at the end of December 2028.

ATM Program

During the first quarter of 2025, the Company issued 4.3 million common shares under the ATM Program for total gross proceeds of $2.5 million. Since inception the Company issued a total of 26.7 million common shares under the ATM Program for total gross proceeds of $25.1 million. The ATM Program expired on March 31, 2025.

New Gold Prepay and Silver Purchase Agreement

On March 31, 2025 the Company entered into a New Gold Prepay and Silver Purchase Agreement with National Bank under which National Bank purchased approximately 6,864 ounces of gold and 345,549 ounces of silver from the Company for delivery to National Bank by September 30, 2025 or earlier, upon an infusion of capital in line with the recapitalization plan. The proceeds of this new prepay arrangement were used to satisfy the March 31, 2025 gold and silver deliveries due to an affiliate of Orion Mine Finance under its respective Gold Prepay Agreement and Silver Purchase Agreement. The New Gold Prepay and Silver Purchase Agreement was fully repaid during May 2025.

Completed PEAs for Five Gold Projects

During the first quarter of 2025, the Company issued five press releases highlighting the economic and operating results from PEAs completed for five gold projects. The updated PEAs, filed at the end of the first quarter, demonstrate the significant value of the Company's portfolio and support an updated mineral resource estimate and new development plan. Technical reports for each project were filed in accordance with Subpart 1300 of Regulation S-K ("S-K 1300) and Item 601 of Regulation S-K in the United States and in accordance with National Instrument 43-101 Standards for Disclosure of Mineral Projects in Canada ("NI 43-101").

Third-party Processing Agreements

In March 2025, the Company finalized third-party processing agreements in respect of toll milling for refractory material as well as ore sales for oxide material. The Agreements remain in effect through to December 31, 2027. The Company is targeting to have the anticipated refurbishment of its Lone Tree autoclave facility complete by December 31, 2027, to allow for all material from the Company's underground mines to be processed at its autoclave facility.

DISCUSSION OF OPERATIONAL RESULTS

The Company owns and operates four past producing gold properties in Nevada, one of the largest gold producing regions in the world. The Company continued to advance its gold properties which are currently at various stages of redevelopment following successful exploration programs at each of the four properties.

Granite Creek Property

The Granite Creek property includes the Granite Creek underground project, a fully permitted, constructed and operating mine and the Granite Creek open pit oxide deposit adjacent to the underground project, currently in early-stage permitting. The Granite Creek underground is the Company's first brownfield project to be redeveloped and is currently ramping up towards steady-state gold output.

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

Granite Creek Property		Three months ended June 30,		Six months ended June 30,
Operational Statistics		2025	2024	2025	2024
Oxide mineralized material mined	tonnes	24,074	16,314	39,397	25,778
Sulfide mineralized material mined	tonnes	11,201	3,196	25,844	6,434
Total oxide and sulfide mineralized material mined	tonnes	35,275	19,510	65,241	32,212
Oxide mineralized material mined grade	g/t	11.38	11.49	11.74	12.23
Sulfide mineralized material mined grade	g/t	7.43	10.08	7.93	9.23
Low-grade mineralized material mined[1]	tonnes	16,173	14,033	39,019	25,748
Low-grade mineralized material grade[1]	g/t	3.03	3.18	2.88	3.35
Waste mined	tonnes	31,947	42,849	59,409	75,802
Total material mined	tonnes	83,395	76,392	163,669	133,762
Processed mineralized material - sulphide	tonnes	7,014	4,702	7,014	4,702
Processed mineralized material - leach	tonnes	18,750	—	52,587	—
Total processed mineralized material	tonnes	25,764	4,702	59,601	4,702
Gold ounces sold[2]	oz	5,981	1,809	9,086	3,384
Underground mine development (pre-development)	ft	692	1,515	1,196	2,264
Drilling	ft	2,978	34,414	2,978	18,479

Financial Statistics		2025	2024	2025	2024
Mining cost (total mineralized material and waste)	$/t	175	113	173	125
Processing cost (processed mineralized material)	$/t	133	88	74	147
Site general and administrative (“G&A”) (total mineralized material mined3)	$/t	34	31	32	38
Royalties	$000s	1,148	321	1,654	1,555
Capital expenditure[4]	$000s	1,114	278	1,491	739
Pre-development, evaluation and exploration expenses	$000s	5,949	7,634	9,719	12,115
1Low-grade mineralized material extracted as part of the mining process that is below cut-off grade but incrementally economic.
2Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 57% in 2025 (2024 - 58%).
3Total mineralized material mined consists of sulfide, oxide, and low-grade mineralized material.
4Capital expenditure based on accrual basis.

Granite Creek Underground

Mineralized material mined at Granite Creek underground is processed as follows: (i) sulfide mineralized material processed at third-party autoclave and subject to a tolling agreement entered into in March 2025, (ii) high-grade oxide mineralized material processed at third-party plant and subject to an ore sales agreement, and (iii) low-grade oxide material placed on the Company’s Lone Tree heap leach facility.

Mining activities during the current quarter exceeded levels reported in the comparative prior-year period, primarily driven by additional faces available to mine due to stope development and changes in sequencing of mining. Management expects groundwater inflows to remain at or near the current ingress flow rates for the foreseeable future. Improvements to the existing infrastructure are ongoing, including the installation of at least two additional dewatering wells, an expanded water treatment facility, and an in-line piping and pumping system for the removal of mine contact water from underground workings, which are expected to positively impact development rates.

The Company continues to encounter elevated levels of oxide mineralized material compared to levels anticipated in the March 2025 PEA at Granite Creek. The lower-grade oxide mineralized material continues to be suitable for processing via heap leach at the Company's Lone Tree heap leach facility. During the quarter, 1,554 ounces of low-grade oxide material from Granite Creek was leached and sold from the Lone Tree heap leach facility.

As at June 30, 2025, the Company has delivered approximately 28,000 tonnes of sulfide mineralized material, waiting to be processed under a new toll milling agreement with a third party. Under the new toll milling agreement, the material is expected to be processed within 120 days of delivery to the process facilities.

For the three months ended June 30, 2025, $4.9 million was spent on pre-development expenses. Pre-development, evaluation, and exploration expenses for the six months ended June 30, 2025 were primarily related to underground development of $7.8 million and infill drilling.

Infill drilling of the South Pacific Zone began in June 2025 with two active drill rigs – one operating from underground and one from surface. Three additional rigs are expected to be mobilized in the third quarter, with one additional rig underground and two at surface. These activities are expected to further support mineral resource definition and expansion. The exploration drift was completed at the end of June to a shorter extent than initially planned. The initial underground drill plan was modified to include additional surface drilling as part of the program. The infill drill program aims to upgrade the mineral resource and form the basis for the upcoming feasibility study, which is targeted for completion in the first quarter of 2026.
Granite Creek Open Pit

Following the release of the Granite Creek open pit PEA, technical work is underway to advance the project toward either a pre-feasibility or a feasibility-level study. Simultaneously, technical trade off analyses are being conducted to optimize the project economics.

Permitting work is in the initial stages and advancing as expected. Granite Creek open pit has the potential to contribute to company-wide production by the end of the decade.

Ruby Hill Property

During the 1990’s, an ore body was discovered, which became the Archimedes open pit. Later discoveries included the Ruby Deeps Carlin-style sulfide mineralized deposit with the most recent discovery of the Hilltop zone. The Ruby Hill property is located within the Battle Mountain-Eureka trend, a northwest-trending geological belt located in north-central Nevada. The property contains gold, silver and base metal mineralization and exploration targets within the Archimedes underground project and Mineral Point open pit project. The Archimedes underground project is expected to be the Company's second underground mine, while Mineral Point is a large oxide gold and silver deposit with the potential to become the Company’s largest gold producing asset. Processing infrastructure at Ruby Hill includes a primary crushing plant, grinding mill, leach pad, and carbon-in-column circuit, as well as associated mining infrastructure. Some of the existing facilities are expected to be utilized for Mineral Point, however new crushing, a Merrill Crowe plant and heap leach facilities will be required.

During the first quarter of 2025, the Company finalized a PEA on both the Archimedes underground and Mineral Point open pit~~.~~

At Archimedes underground surface infrastructure has been completed, and the initial development of the underground exploration drift is anticipated to commence in the third quarter of 2025.

Permitting for mining above the 5100-foot level at Archimedes underground is nearing completion, with approval for advancement expected shortly. This phase of permitting covers mining activities above the 5100-foot elevation, a threshold consistent with previously approved permits for open pit mining at Ruby Hill. Permitting below the 5100-foot elevation is expected to begin immediately upon receipt of the first phase of permits. This sequential approach to permitting expedites mining while simultaneously pursuing remaining permits for the lower section.

Infill drilling will be initiated in the fourth quarter of 2025 in the Archimedes upper zone and in the first quarter of 2026 for the Archimedes lower zone.

The timeframe for first gold is approximately 14 months in duration from the commencement of portal construction which is expected to commence in the third quarter. In the meantime, the Company continues leaching the historic leach pads, which provides minor amounts of gold extraction.

A drill program for the Mineral Point open pit project commenced in June 2025 with two surface core drill rigs, completing approximately 5,800 feet of surface core drilling in the quarter to support geotechnical, metallurgical and hydrogeology studies for baseline data to advance permitting and technical reports. Following the release of a PEA in the first quarter of 2025, strategic evaluations are underway to determine optimal timing of a pre-feasibility or a feasibility-level study.

Ruby Hill Property		Three months ended June 30,		Six months ended June 30,
Operational Statistics		2025	2024	2025	2024
Gold ounces sold	oz	665	510	1,117	954
Drilling	ft	5,739	—	5,739	4,032

Financial Statistics		2025	2024	2025	2024
Processing cost (processed oz)	$/oz	1,639	1,227	1,644	1,189
Site G&A (processed oz)	$/oz	1,174	760	1,191	877
Royalties	$000s	66	35	103	63
Capital expenditure[1]	$000s	719	68	911	118
Pre-development, evaluation and exploration expenses	$000s	1,898	296	5,089	713
1Capital expenditure based on accrual basis.

In addition to permitting activities, the Company continued to recover ounces from the heap leach pads at Ruby Hill.

Capital expenditures for the three and six months ended June 30, 2025 were primarily from the construction of a maintenance shop related to the underground access portal.

Pre-development, evaluation and exploration expenditures during the current three and six month period were related to preparatory work related to portal development and other surface work ($4.0 million) as well as costs associated with the infill drill program for Mineral Point open pit.

Cove Project

Modern exploration for copper and gold in the McCoy Mining District started in the 1960s. Cove is a high-grade underground development project and is expected to be the Company's third underground mine. It covers 30,923 acres and is located 32 miles south of the town of Battle Mountain, in the Fish Creek Mountains of Lander County, Nevada, and lies within the McCoy Mining District. Cove is, for the most part, on land controlled by the U.S. Department of Interior, Bureau of Land Management ("BLM") and patented mining claims and consists of 100%-owned unpatented claims and twelve leased patented claims.

National Environmental Policy Act ("NEPA") permitting activities are underway with the BLM in anticipation of an Environmental Impact Statement ("EIS"). i-80 Gold is actively advancing major permit applications with the goal of aligning regulatory approvals with planned development timelines. Cove is expected to be the Company's third underground mine and begin contributing to company-wide production in mid-2029.

Cove Project		Three months ended June 30,		Six months ended June 30,
Operational Statistics		2025	2024	2025	2024
Drilling	ft	—	14,382	14,762	17,976

Financial Statistics		2025	2024	2025	2024
Pre-development, evaluation and exploration expenses	$000s	1,174	2,343	3,721	4,615

In addition to the permitting process, an infill drill program was completed during the first quarter of 2025 to increase confidence in the mineral resource and collect data for engineering work to complete a feasibility study expected in the first quarter of 2026 while also incorporating additional metallurgical work. Underground delineation drilling was completed during the first quarter on the Helen and Gap deposits with two core rigs, completing approximately 15,000 feet of core drilled, bringing total drilling over the course of the infill campaign to approximately 145,000 feet. All assay results have been received since the inception of the infill drilling campaign in 2023 and expected to provide an updated mineral resource estimate in the third quarter of 2025. The geological model has been updated with these new drill results, and an updated resource estimate is in progress to be included in the feasibility study.

Lone Tree Processing Facility

The Lone Tree property is a historic producing mine that completed mining operations in 2006 and is located within the Battle Mountain-Eureka Trend, midway between the Company's Granite Creek property and Cove underground project. The property consists of the past-producing Lone Tree open pit mine as well as a processing facility. Processing infrastructure at Lone Tree includes an autoclave, carbon-in-leach mill, flotation mill, heap leach facility, assay lab and gold refinery, tailings dam, waste dumps and several buildings, including a warehouse, maintenance shop and administration building.
The Lone Tree processing facility has one of three autoclave facilities in Nevada and is a strategic asset in unlocking value from i-80 Gold’s three underground deposits by providing an owner-operated processing facility for the Company’s high-grade underground refractory material.

Currently, the Lone Tree autoclave refurbishment feasibility-level Class 3 engineering study is underway in collaboration with Hatch Ltd., an industry leader in autoclave technology, building on an internal feasibility study completed in 2023. The autoclave is envisioned to process refractory mineralized material from the Company’s three underground mines, Granite Creek, Archimedes and Cove, creating a regional hub-and-spoke mining and processing strategy. Concurrently, i-80 Gold is recruiting the owner’s team to oversee the engineering and execution of Lone Tree’s refurbishment, along with risk mitigation planning and opportunities to accelerate the development timeline.

The updated technical study for the facility’s refurbishment will incorporate value engineering initiatives and updated cost estimates to support an improved execution strategy. Completion of the revised feasibility study is targeted for the fourth quarter of 2025.

Lone Tree’s processing facility is currently permitted for the operational components in use; however, new and revised applications will need to be approved for air quality and mercury operating programs, in addition to, Water Pollution Control and Reclamation Permit modifications for the processing and environmental controls included in the refurbishment plan.

The Lone Tree open pit project is not currently included in the new development plan.

The leaching of the historic leach pad at Lone Tree continues to produce gold at profitable quantities. The Company plans to continue to recover ounces from the Lone Tree leach pads as long as it is economical to do so.

Lone Tree		Three months ended June 30,		Six months ended June 30,
Operational Statistics		2025	2024	2025	2024
Gold ounces sold	oz	1,754	1,126	3,149	3,168

Financial Statistics		2025	2024	2025	2024
Processing cost (processed oz)	$/oz	732	690	628	681
Site G&A (processed oz)	$/oz	219	502	181	223
Capital expenditure[1]	$000s	597	93	661	507
1Capital expenditure based on accrual basis.

Capital expenditures during the three and six months ended June 30, 2025 and in the comparative period were related to the technical work on the refurbishment of the autoclave processing plant.

DISCUSSION OF FINANCIAL RESULTS

	Three months ended June 30,		Six months ended June 30,
(in thousands of USD)	2025	2024	2025	2024
Revenue	27,836	7,184	41,884	15,597
Cost of sales	(26,491)	(19,422)	(37,257)	(27,753)
Depletion, depreciation and amortization	(547)	(74)	(923)	(451)
Gross profit (loss)	798	(12,312)	3,704	(12,607)

Expenses
Pre-development, evaluation and exploration	9,045	10,436	18,590	17,710
General and administrative	7,338	5,733	12,328	9,958
Property maintenance	3,166	2,781	7,313	7,103
Loss from operations	(18,751)	(31,262)	(34,527)	(47,378)

Other income and expenses, net	(2,769)	(600)	(19,995)	4,239
Interest expense	(8,695)	(8,757)	(16,898)	(16,793)
Loss before income taxes	(30,215)	(40,619)	(71,420)	(59,932)

Deferred tax expense	—	(386)	—	(773)
Net loss	(30,215)	(41,005)	(71,420)	(60,705)
Financial results for the three months ended June 30, 2025

Revenue

Revenue for the three months ended June 30, 2025 was $27.8 million, an increase from $7.2 million in the comparative prior year period. During the three months ended June 30, 2025, gold ounces sold1 totaled 8,400 ounces at an average realized gold price2 of $3,301 per ounce compared to gold ounces sold1 of 3,445 at an average realized gold price1 of $2,337 per ounce during the same period of 2024. The increase in revenue was driven by both higher gold ounces sold and higher gold prices.

	Three months ended June 30,
Spot price per ounce of gold ($)	2025	2024	% Change
Average	3,288	2,336	41%
Low	2,983	2,214	35%
High	3,433	2,427	41%
Average realized	3,301	2,337	41%
Cost of sales
Cost of sales for the three months ended June 30, 2025 was $26.5 million, which was an increase from $19.4 million in the comparative prior year quarter due to rise in gold ounces sold1 partially offset by a lower inventory write-down of $3.1 million in the current quarter, compared to $8.8 million in the prior year period. The current quarter write-down was due to higher processing costs associated with sulfide mineralized materials at Granite Creek under the new toll milling agreement.
Depreciation, depletion and amortization
Depreciation, depletion, and amortization expense for the three months ended June 30, 2025 was $0.5 million compared to $0.1 million from the prior year period. The higher expense in 2025 is due to leach pad depreciation associated with Granite Creek material which began leaching in the fourth quarter of 2024.
1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 57% in 2025 (2024 - 58%).
2This is a Non-GAAP Measure; please see “Non-GAAP Measures” section.

Pre-development, evaluation and exploration expenses

	Three months ended June 30,
(in thousands of USD)	2025	2024
Granite Creek	5,949	7,634
Ruby Hill	1,898	296
Cove	1,174	2,343
Other	24	163
Total pre-development, evaluation and exploration	9,045	10,436

For the three months ended June 30, 2025, the Company incurred $9.0 million of pre-development, evaluation and exploration expenses, 13% lower compared to the three month period ended June 30, 2024. Granite Creek expenses were lower due primarily to lower drilling expenses. Ruby Hill expenses were higher due to drilling at Mineral Point for hydrogeologic, geotechnical, and metallurgical purposes. Cove pre-development, evaluation and exploration expenditures were lower in the current quarter compared to the prior year quarter as drilling was largely completed in the first quarter of 2025.
Other expense

	Three months ended June 30,
(in thousands of USD)	2025	2024
Gain on fair value measurement on Convertible Loans	765	3,030
Gain on fair value measurement of warrant liabilities	709	1,645
Loss on Gold Prepay Agreement	(2,412)	(2,478)
Loss on Silver Purchase Agreement	(1,986)	(4,445)
Interest income on restricted cash	346	429
Other (expense) income	(486)	770
Gain on foreign exchange	295	449
Total other expense	(2,769)	(600)
Gains and losses on revaluation of the fair value of warrants and Convertible Loans derivatives were driven by changes in the Company’s share price during the period.
Loss on Gold Prepay Agreement and Silver Purchase Agreement are comprised of realized losses due to higher metal prices compared to agreement inception prices on settlement as well as unrealized fair value measurement gains and losses which are driven by changes in the gold and silver forward prices during the period.

Interest Expense

	Three months ended June 30,
(in thousands of USD)	2025	2024
Interest accretion on Convertible Loans	1,639	3,026
Interest accretion on Gold Prepay Agreement	2,705	2,722
Interest accretion on Silver Purchase Agreement	1,564	1,415
Interest accretion on long-term debt	727	—
Interest accretion on Convertible Debentures	864	792
Amortization of finance costs	344	357
Finance expense	521	—
Other interest expense	331	445
Total interest expense	8,695	8,757

Interest expense for the three months ended June 30, 2025 was $8.7 million, $0.1 million higher compared to the prior year quarter. The increased interest expenses were related to the New Gold Prepay and Silver Purchase Agreement with National Bank, partially offset by lower interest accretion on the Gold Prepay Agreement as a result of gold deliveries during 2025.

Financial results for the six months ended June 30, 2025
Revenue

Revenue for the six months ended June 30, 2025 was $41.9 million, an increase of 169% from $15.6 million in the comparative prior year period. During the six months ended June 30, 2025, gold ounces sold1 totaled 13,352 ounces at an average realized gold price2 of $3,124 per ounce, compared to 7,506 at an average realized gold price2 of $2,188 per ounce during the same period of 2024. The higher revenue was equally driven by higher ounces sold at Granite Creek and higher average realized gold prices2.

	Six months ended June 30,
Spot price per ounce of gold ($)	2025	2024	% Change
Average	3,077	2,204	40%
Low	2,635	1,985	33%
High	3,433	2,427	41%
Average realized	3,124	2,188	43%
Cost of sales
Cost of sales for the six months ended June 30, 2025 was $37.3 million, which was an increase from $27.8 million in the comparative prior year period, largely driven by an increase in gold ounces sold1, partially offset by lower inventory write-downs of $4.0 million compared to $8.8 million in the comparative period of 2024. The current period write-down is mainly due to higher processing fees related to sulfide mineralized material and heap leach material at Granite Creek.
Depreciation, depletion and amortization

Total depreciation, depletion, and amortization expense for the six months ended June 30, 2025 was higher than the prior year period mainly due to higher leach pad depreciation related to Granite Creek material which began in the fourth quarter of 2024.
Pre-development, evaluation and exploration expenses

	Six months ended June 30,
(in thousands of USD)	2025	2024
Granite Creek	9,719	12,115
Ruby Hill	5,089	713
Cove	3,721	4,615
Other	61	267
Total pre-development, evaluation and exploration expenses	18,590	17,710

For the six months ended June 30, 2025, the Company incurred $18.6 million of pre-development, evaluation and exploration expenses compared to $17.7 million of expenses for six months ended June 30, 2024. The higher pre-development, evaluation and exploration expenses for the six months ended June 30, 2025 were related to the infill drilling and underground development at Granite Creek, the Cove drilling program, and Ruby Hill preparatory surface work related to the portal development.
Other (expense) income

	Six months ended June 30,
(in thousands of USD)	2025	2024
(Loss) gain on fair value measurement of Convertible Loans	(673)	9,145
Gain on fair value measurement of warrant liabilities	275	4,275
Loss on sales from Gold Prepay Agreement	(10,674)	(5,976)
Loss on Silver Purchase Agreement	(9,461)	(5,302)
Interest income on restricted cash	686	915
Other (expense) income	(316)	802
Gain on foreign exchange	168	380
Total other (expense) income	(19,995)	4,239
1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 57% in 2025 (2024 - 58%).
2This is a Non-GAAP Measure; please see “Non-GAAP Measures” section.

The loss on the valuation of the fair value of warrants and the Convertible Loans conversion option derivatives were driven by changes in the Company’s share price at each reporting period.

The loss on the Gold Prepay Agreement and Silver Purchase Agreement were driven by increasing gold and silver forward price. The lower loss on the fair value measurement of the Gold Prepay Agreement derivative is due to gold delivery settlements. The realized loss from Gold Prepay Agreement is as a result of increases to the realized gold price compared to the price at inception of the agreement.

Interest Expense

	Six months ended June 30,
(in thousands of USD)	2025	2024
Interest accretion on Convertible Loans	5,344	5,324
Interest accretion on Gold Prepay Agreement	4,109	5,842
Interest accretion on Silver Purchase Agreement	2,109	1,703
Interest accretion on Convertible Debentures	3,068	2,802
Interest accretion on long-term debt	727	—
Amortization of finance costs	691	671
Finance expense	521	—
Other interest expense	329	451
Total interest expense	16,898	16,793

Interest expense for the six months ended June 30, 2025 was higher compared to the prior year comparative period due to higher interest accretion related to the National Bank New Gold Prepay and Silver Purchase Agreement of $0.7 million and finance fees related to debt modification of $0.5 million, partially offset by lower interest accretion on Gold Prepay Agreement as a result of deliveries.

DISCUSSION OF FINANCIAL POSITION

Balance Sheet Review
Assets
Cash and cash equivalents increased by $114.7 million from $19.0 million at December 31, 2024 to $133.7 million as at June 30, 2025. Refer to the Liquidity and Capital Resources section below for further details.

Inventory has increased to $21.8 million as at June 30, 2025 from $15.3 million as at December 31, 2024 primarily due to the buildup of stockpiled sulfide material for toll mill processing.
Liabilities
Total liabilities as at June 30, 2025 were $319.3 million compared to $315.0 million as at December 31, 2024. The increase was due to increases in other liabilities related to the Silver Purchase Agreement derivative which increased due to forward prices. Partially offsetting the increase to liabilities was a decrease in long-term debt due to the principal repayments of the Gold Prepay Agreement and Silver Purchase Agreement.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook

	Year ended
(in thousands of USD)	June 30, 2025	December 31, 2024
Cash and cash equivalents	133,691	19,001
Working capital	46,048	(31,746)

Changes in cash and cash equivalents are discussed in the cash flow section. Working capital has increased since December 31, 2024 due to an increase in cash partially offset by current portion of long term liabilities increasing.
The Company, through its recapitalization plan discussed in the Overview section, continues to work towards providing the necessary liquidity to execute on its development plan. In the short term, the Company is in a solid position to meet its liquidity requirements but the Company will need to raise additional capital for its long-term requirements.

The Company's ability to make scheduled payments on the principal of, to pay interest on or to refinance its indebtedness depends on the Company's future performance, which is subject to economic, financial, competitive and other factors, many of which are not under the control of the

Company. Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due, including, among others, debt repayments, interest payments and contractual commitments.

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

Debt

	Year ended
	June 30, 2025	December 31, 2024
Convertible Debentures	76,643	73,450
Orion Convertible Loan	60,521	57,121
Sprott Convertible Loan	5,909	5,459
Gold Prepay Agreement	15,496	31,718
Silver Purchase Agreement	16,904	23,574
Other	339	75
Total	175,812	191,397

Convertible Debentures

The Convertible Debentures bear interest at a fixed rate of 8.0% per annum and will mature on February 22, 2027. Outstanding amounts under the Convertible Debentures are convertible into common shares of the Company at any time prior to maturity at the option of the lender (a) in the case of the outstanding principal, $3.38 per common share, and (b) in the case of accrued and unpaid interest at the market price of the common shares at time of the conversion of such interest less a 15% discount. As at June 30, 2025, total principal and accrued interest was $78.4 million.

On February 28, 2025, the Company entered into a supplemental indenture to effect certain amendments to the Indenture as described in the Financing Overview section.

Orion Convertible Loan

The Orion Convertible Loan bears interest at a rate of 8.0% annually and has a maturity of date of June 30, 2026. As at June 30, 2025, total principal and accrued interest was $66.5 million.

On January 15, 2025, the Company amended and restated its Orion Convertible Loan. As a result, the conditions relating to the deferral of gold and silver deliveries, and the extension of the Orion Convertible Loan (collectively, the "Waiver Agreements") required to be completed to-date have been satisfied.

Further to the amendment of the Orion Convertible Loan, Orion and i-80 Gold have extended the maturity date of the Orion Convertible Loan from December 13, 2025, to June 30, 2026, and have put certain security in place to secure the Company’s obligations. Additional security against the Company’s Ruby Hill and Granite Creek projects was put in place on March 31, 2025. See additional discussion in the Gold Prepay and Silver Purchase Agreement deferral section below.

Sprott Convertible Loan

The Sprott Convertible Loan bears interest at a rate of 8.0% annually and matures on December 9, 2025. As at June 30, 2025, total principal and accrued interest is $6.1 million. The Sprott Convertible Loan contains a change of control feature, a conversion feature, and a forced conversion feature. The change of control feature and conversion feature are considered embedded derivatives by the Company and classified as derivative financial liabilities measured at fair value.

Gold Prepay Agreement

On December 13, 2021, the Company entered into a Gold Prepay Agreement with Orion. In April 2022, the Gold Prepay Agreement was amended to adjust the quantity of the quarterly deliveries of gold, but not the aggregate amount of gold, to be delivered by the Company to Orion over the term of the Gold Prepay Agreement. Under the terms of the amended Gold Prepay Agreement, in exchange for $41.9 million, the Company was required to deliver to Orion 3,100 ounces of gold for the quarter ending June 30, 2022, and thereafter, 2,100 ounces of gold per calendar quarter until September 30, 2025, for aggregate deliveries of 30,400 ounces of gold.

On September 20, 2023, the Company entered into the amended and restated Gold Prepay Agreement with Orion pursuant to which the Company received aggregate gross proceeds of $20.0 million (the "2023 Gold Prepay Accordion") structured as an additional accordion under the existing Gold Prepay Agreement. The 2023 Gold Prepay Accordion will be repaid through the delivery by the Company to Orion of 13,333 ounces of gold over a period of 12 quarters, being 1,110 ounces of gold per quarter over the delivery period with the first delivery being 1,123 ounces of gold. The first delivery occurred on March 31, 2024, and the last delivery will occur on December 31, 2026.

As at June 30, 2025, the total liability is $15.5 million and the embedded derivative for the Gold Prepay Agreement was $9.7 million with 8,760 ounces of gold remaining to be delivered under the agreement.

Silver Purchase Agreement

On December 13, 2021, in exchange for $30.0 million, the Company entered into a silver purchase and sale agreement with Orion ("Silver Purchase Agreement"). Pursuant to the terms of the Silver Purchase Agreement, which commenced as of April 30, 2022, the Company is to deliver to Orion 100% of the silver production from the Granite Creek and Ruby Hill projects until the delivery of 1.2 million ounces of silver, after which the delivery will be reduced to 50% until the delivery of an aggregate of 2.5 million ounces of silver, after which the delivery will be reduced to 10% of the silver production solely from Ruby Hill Project. Orion will pay the Company an ongoing cash purchase price equal to 20% of the prevailing silver price. Until the delivery of an aggregate of 1.2 million ounces of silver, the Company is required to deliver the following minimum amounts of silver ("the Annual Minimum Delivery Amount") in each calendar year: (i) in 2022, 300,000 ounces, (ii) in 2023, 400,000 ounces, (iii) in 2024, 400,000 ounces, and (iv) in 2025, 100,000 ounces. In the event that in a calendar year the amount of silver delivered under the Silver Purchase Agreement is less than the Annual Minimum Delivery Amount, the Company shall make up such difference (the “Shortfall Amount”) by delivering on or before the fifteenth day of the month immediately following such calendar year (the "Delivery Deadline"). At the Company’s sole option, the obligation to make up the Shortfall Amount to Orion may be satisfied by the delivery of refined gold instead of refined silver, at a ratio of 1/75th ounce of refined gold for each ounce of refined silver. The Silver Purchase Agreement was funded April 2022.

As at June 30, 2025 the total liability is $16.9 million and the embedded derivative for the Silver Purchase Agreement was $15.2 million with remaining ounces to be delivered under the minimum delivery of 96,299 oz.

Gold Prepay Agreement and Silver Purchase Agreement deferral

The Gold Prepay Agreement delivery scheduled for December 31, 2024, and the Silver Purchase Agreement delivery scheduled for January 15, 2025, were deferred to March 31, 2025. On January 15, 2025, in connection with Waiver Agreements, i-80 Gold issued Orion five million common share purchase warrants priced at C$1.01 ("2025 Orion Warrants"). The 2025 Orion Warrants have a four-year term. In addition, i-80 Gold and Orion entered into the Offtake Agreement. The Offtake Agreement has similar terms to the existing agreement with Deterra Royalties Limited and will commence once the current offtake agreement expires at the end of December 2028. As amended by the Waiver Agreements there was a requirement to satisfy minimum cash requirements through March 31, 2025 have been satisfied.

New Gold and Silver Prepay Agreement & Working Capital Facility

On March 31, 2025 the Company entered into a New Gold Prepay and Silver Purchase Agreement with National Bank under which National Bank purchased 6,864 ounces of gold and 345,549 ounces of silver from the Company for delivery to National Bank by September 30, 2025 or earlier, upon an infusion of capital in line with the recapitalization plan. The proceeds of this new prepay arrangement was used to satisfy the March 31, 2025 gold and silver deliveries due to an affiliate of Orion Mine Finance under its respective Gold Prepay Agreement and Silver Purchase Agreement. The obligations under the New Gold Prepay and Silver Purchase Agreement with National Bank are secured by the FAD project. This was funded on April 1, 2025 and was subsequently settled during May 2025.

Equity

Outstanding share data	As of August 12, 2025
Common Shares	816,047,291
Warrants	233,749,025
Stock Options	9,179,066
Restricted Share Units ("RSU")	14,533,867
Performance Share Units ("PSU")	3,339,000
Deferred Share Units ("DSU")	2,005,172

Share Capital

During the three and six months ended June 30, 2025 and 2024 the Company issued the following shares:

		Six months ended
(in thousands of U.S. dollars and shares, unless otherwise noted)		June 30, 2025		June 30, 2024
		Number of shares issued	Amounts	Number of shares issued	Amounts
Shares issued in brokered placement	(a)	345,760	153,158	69,698	70,543
Shares issued in private placement	(a)	25,240	11,790	13,064	17,056
Shares issued in private placement	(b)	29,210	16,015	—	—
ATM Program	(c)	4,341	2,426	—	—
Exercise of stock options		20	52	905	1,928
Shares issued from settlement of DSUs		338	237	—	—
Shares issued in relation to contingent payments	(d)	—	—	2,727	3,564
		404,909	$183,678	86,394	$93,091

Bought Deal Offering and Private Placement

(a) On May 16, 2025, the Company closed a bought deal public offering of 345.8 million units of the Company at a price of $0.50 per unit for aggregate gross proceeds of $172.9 million and net proceeds of $162.7 million. In addition to the bought deal offering, the Company closed a concurrent private placement of 25.2 million units to certain directors and officers of the Company at a price of $0.50 per unit for aggregate gross proceeds of $12.6 million. Each unit is comprised of one common share and one-half of one common share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.70 until November 16, 2027.

On May 1, 2024, the Company completed a bought deal public offering of an aggregate of 69.7 million Units at a price of C$1.65 per Unit for aggregate gross proceeds to the Company of approximately $83.5 million (C$115.0 million). Each Unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant of the Company. The 34.8 million common share warrants, at an exercise price of C$2.15 per share, issued in connection with the offering were valued at $8.9 million at inception using the closing price of the warrants of C$0.35 on May 1, 2024. The Company incurred $4.5 million in transaction costs in connection with the Offering, of which $4.1 million was allocated to shares issued and presented as a reduction to share capital within the statement of changes in equity.

On February 20, 2024, the Company completed a non-brokered private placement of common shares. An aggregate of 13.1 million shares were issued by the Company at a price of C$1.80 per common share for aggregate gross proceeds of $17.4 million (C$23.5 million). Certain directors and/or officers of the Company subscribed for C$0.3 million in common shares under the private placement. Transaction costs incurred of $0.4 million are presented as a reduction to share capital.

Prospectus Offering of Common Shares

(b) On January 31, 2025, the Company closed a prospectus offering of 28.2 million common shares of the Company at a price of C$0.80 per share for aggregate gross proceeds of the Company of approximately $15.6 million (C$22.6 million).

On February 28, 2025, in connection with the prospectus offering, the Company closed a private placement of an aggregate of 1.0 million common shares to certain directors and officers of the Company at a price of C$0.80 per share for gross proceeds of approximately $0.6 million (C$0.8 million).

ATM Program

(c) During the quarter ended March 31, 2025, 4.3 million shares were issued for gross proceeds of $2.5 million. Since inception 26.7 million shares were issued for gross proceeds of $25.1 million under the ATM Program which expired on March 31, 2025.

Contingent Payment

(d) On February 9, 2024, the Company issued 1.6 million common shares to Waterton at a price of C$1.80 as partial consideration of the contingent value rights payment related to Granite Creek due upon production of the first ounce of gold (excluding ordinary testing and bulk sampling programs) following a 60 consecutive day period where gold prices have exceeded $2,000 per ounce.

On March 20, 2024, the Company issued 1.1 million common shares to Waterton at a price of C$1.73 as partial consideration of the contingent value rights payment related to Granite Creek.

Share Warrants

Warrant liability as at June 30, 2025 was $5.9 million (December 31, 2024 - $4.6 million).

On January 15, 2025, in connection with the Waiver Agreements, i-80 Gold issued to Orion five million 2025 Warrants. The 2025 Orion Warrants have a four-year term.

Cash Flows

	Three months ended June 30,		Six months ended June 30,
(in thousands of U.S. dollars, unless otherwise noted)	2025	2024	2025	2024
OPERATING ACTIVITIES
Net loss	$(30,215)	$(41,005)	$(71,420)	$(60,705)
Adjustments	14,906	12,042	43,241	18,097
Change in non-cash working capital	3,974	4,404	(5,857)	(7,174)
Cash used in operating activities	$(11,335)	$(24,559)	$(34,036)	$(49,782)

INVESTING ACTIVITIES
Capital expenditures on property, plant and equipment	(1,094)	(521)	(1,450)	(1,223)
Disposal proceeds	—	425	—	425
Cash used in investing activities	$(1,094)	$(96)	$(1,450)	$(798)

FINANCING ACTIVITIES
Proceeds from shares issued in equity offerings	176,476	79,399	195,095	96,455
Contingent payments	—	(1,436)	—	(1,436)
Principal repayment on Gold Prepay Agreement	(30,989)	(9,717)	(30,989)	(9,717)
Principal repayment on Silver Purchase Agreement	(10,992)	(8,387)	(10,992)	(8,387)
Net proceeds from New Gold Prepay and Silver Purchase Agreement	31,045	—	31,045	—
Principal repayment on New Gold Prepay and Silver Purchase Agreement	(31,045)	—	(31,045)	—
Stock option exercises	—	309	8	895
Finance fees paid	(1,759)	(750)	(2,053)	(950)
Other	(41)	(39)	(58)	(164)
Cash provided by financing activities	$132,695	$59,379	$151,011	$76,696

Change in cash, cash equivalents and restricted cash during the period	120,266	34,724	115,525	26,116
Cash, cash equivalents and restricted cash, beginning of period	54,423	52,088	59,290	60,765
Effect of exchange rate changes on cash held	314	451	188	382
Cash, cash equivalents and restricted cash, end of period	$175,003	$87,263	$175,003	$87,263

Cash flows for the three months ended June 30, 2025

Cash used in operating activities for the three months ended June 30, 2025, was $11.3 million compared to $24.6 million cash used in operating activities in the comparative period in 2024. The change in cash used in operating activities for the three months ended June 30, 2025 was primarily due to higher gross profit in the current quarter.

Cash used in investing activities was primarily for autoclave studies at Lone Tree, construction in preparation of an access portal at Ruby Hill underground, and other sustaining capital expenditures.

Cash provided by financing activities for the three months ended June 30, 2025 was $132.7 million compared to cash provided by financing activities of $59.4 million in the comparative period of 2024. Cash provided by financing activities for the three months ended June 30, 2025, was higher than the comparative period primarily due to higher proceeds from share issued in brokered placement partially offset by increased principal repayments for gold and silver. The New Gold Prepay and Silver Purchase Agreement proceeds were received and repaid during the second quarter of 2025.

Cash flows for the six months ended June 30, 2025

Cash used in operating activities for the six months ended June 30, 2025, was $34.0 million compared to $49.8 million cash used in operating activities in the prior year period. The decrease of $15.7 million in cash used in operating activities for the six months ended June 30, 2025 was due to higher gross profit and a positive working capital change of $1.3 million.

Cash used in investing activities for the six months ended June 30, 2025 was $1.5 million compared to $0.8 million in the prior year. Cash used in investing activities for the six months ended June 30, 2025 was primarily driven by capital expenditures of $1.5 million related to autoclave studies at Lone Tree, construction in preparation of access portal at Ruby, and sustaining capital expenditures. Cash used in investing activities for the six months ended June 30, 2024 was primarily driven by sustaining capital expenditures.

Cash provided by financing activities for the six months ended June 30, 2025 was $151.0 million compared to $76.7 million for the six months ended June 30, 2024. Cash provided by financing activities for the six months ended June 30, 2025 was higher than the prior year due to higher proceeds from the share issued in brokered placement and equity issuances, partially offset by principal repayments made on the Gold Prepay Agreement and Silver Purchase Agreement.

COMMITMENTS AND CONTINGENCIES

The Company has described its commitments and contingencies in to Note 16 of the Financial Statements for the three and six months ended June 30, 2025.

RELATED PARTY TRANSACTION

The Company has identified related party transactions with principal owners, detail of these transactions are disclosed in Note 15 of the Financial Statements for the three and six months ended June 30, 2025.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting policies and estimates used to prepare our financial statements are discussed with our audit committee as they are implemented. There were no significant changes in our critical accounting policies or estimates since the Annual Report Form 10-K for December 31, 2024. For further details on the Company’s accounting policies and estimates, refer to the Company’s Financial Statements for the three and six months ended June 30, 2025.

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

Definitions

"Average realized gold price” per ounce of gold sold is a non-GAAP measure and does not constitute a measure recognized by US GAAP Accounting Standards and does not have a standardized meaning defined by US GAAP Accounting Standards. It may not be comparable to information in other gold producers’ reports and filings. Management believes this non-GAAP measure improves the understanding of revenue.

"Adjusted loss” and “adjusted loss per share” are non-GAAP measures that the Company considers to better reflect normalized earnings because it eliminates temporary or non-recurring items such as: gain (loss) on warrants, gain (loss) on Convertible Loans, and gain (loss) on fair value measurement of Gold Prepay Agreement and Silver Purchase Agreement. Adjusted loss per share is calculated using the weighted average number of shares outstanding under the basic calculation of earnings per share.

Average realized gold price per ounce of gold sold1

	Three months ended June 30,		Six months ended June 30,
(in thousands of U.S. dollars, unless otherwise noted)	2025	2024	2025	2024
Consolidated
Revenue	27,836	7,184	41,884	15,597
Processing costs recognized in revenue	—	900	—	900
Silver revenue	(108)	(34)	(169)	(71)
Gold revenue	27,728	8,050	41,715	16,426
Gold ounces sold¹	8,400	3,445	13,352	7,506
Average realized gold price ($/oz)	3,301	2,337	3,124	2,188

Lone Tree
Revenue	5,822	2,682	9,785	6,985
Silver revenue	(22)	(9)	(36)	(28)
Gold revenue	5,800	2,673	9,749	6,957
Gold ounces sold	1,754	1,126	3,149	3,168
Average realized gold price ($/oz)	3,307	2,374	3,096	2,196

Ruby Hill
Revenue	2,288	1,214	3,678	2,126
Silver revenue	(86)	(25)	(133)	(43)
Gold revenue	2,202	1,189	3,545	2,083
Gold ounces sold	665	510	1,117	954
Average realized gold price ($/oz)	3,311	2,331	3,174	2,183

Granite Creek
Revenue	19,726	3,288	28,421	6,486
Processing costs recognized in revenue	—	900	—	900
Gold revenue	19,726	4,188	28,421	7,386
Gold ounces sold[1]	5,981	1,809	9,086	3,384
Average realized gold price ($/oz)	3,298	2,315	3,128	2,183

Adjusted loss1

Adjusted loss and adjusted loss per share exclude a number of temporary or one-time items detailed in the following table:

	Three months ended June 30,		Six months ended June 30,
(in thousands of U.S. dollars, unless otherwise noted)	2025	2024	2025	2024

Net loss	$(30,215)	$(41,005)	$(71,420)	$(60,705)
Adjust for:
Gain (loss) on fair value measurement of Convertible Loans	765	3,030	(673)	9,145
Gain on fair value measurement of warrant liability	709	1,645	275	4,275
Gain (loss) on fair value measurement of Gold Prepay Agreement	8,246	(1,417)	(16)	(4,915)
Gain (loss) on fair value measurement of Silver Purchase Agreement	229	(4,445)	(7,246)	(5,302)
Total adjustments	$9,949	$(1,187)	$(7,660)	$3,203
Adjusted loss	$(40,164)	$(39,818)	$(63,760)	$(63,908)
Weighted average shares	608,167,841	361,145,495	520,243,077	333,234,688
Adjusted loss per share	$(0.07)	$(0.11)	$(0.12)	$(0.19)

1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 57% in 2025 (2024 - 58%)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The CEO and the CFO have designed disclosure controls and procedures or have caused them to be designed under their supervision, in order to provide reasonable assurance that (i) material information relating to the Company has been made known to them; and (ii) information required to be disclosed in the Company’s filings is recorded, processed, summarized and reported within the time periods specified in securities legislation. There were no changes made to i-80 Gold’s disclosure controls and procedures in the three and six months ended June 30, 2025. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 17, 2025, the Company closed a private placement with a single investor (the “Investor”) of 3,000,000 units of the Company (the “Units”), with each Unit consisting of one common share of the Company and one-half of one common share purchase warrant (the “Warrants”) of the Company at a price of $0.50 per Unit for aggregate gross proceeds of $1.5 million (the “Private Placement”). Each Warrant is exercisable by the holder thereof to acquire one common share of the Company at an exercise price of $0.70 per share, was immediately exercisable and expires on the 30 month anniversary of the date of issuance. In connection with the Private Placement, the Company and the Investor entered into a subscription agreement setting out the detailed terms of the Private Placement

The Private Placement was exempt from registration under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act of 1933, as amended based upon representations and warranties of the Investor in connection therewith.

The Company intends to use the net proceeds from the Private Placement for general working capital and corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

ITEM 5. OTHER INFORMATION
(a)None

(b)On June 17, 2025, the shareholders of the Company approved the changes to the Company’s director-nomination process by adoption of the advance notice policy, the full text of which was appended as Appendix “B” to the Company’s Definitive Proxy Statement on Schedule 14A (the “Policy”), which was filed with the Securities and Exchange Commission on May 2, 2025.

The Policy provides for, among other things, a requirement of advance notice to be given by shareholders to the Company (the “Notice”) in circumstances where nominations of persons for election to the Board are made by shareholders of the Company (such nominating shareholder, the “Nominating Shareholder”) and sets forth the information that a Nominating Shareholder must include in the Notice to the Company in order for any nominee to be eligible for election as a director at any annual or special meeting of shareholders. The Policy fixes a deadline by which holders of record of Common Shares of the Company must submit director nominations to the Company prior to any annual meeting of shareholders or at any special meeting of shareholders at which directors are to be elected. Specifically, the Notice must be provided to the Company:

•in the case of an annual meeting of shareholders (including an annual and special meeting), not later than the close of business on the 30th day before the date of the meeting; provided, however, that if the date (the “Notice Date”) on which the first public announcement made by the Company of the date of the annual meeting is less than 50 days prior to the meeting date, not later than the close of business on the 10th day following the Notice Date; and

•in the case of a special meeting (which is not also an annual meeting) of shareholders called for the purpose of electing directors (whether or not called for other purposes), not later than the close of business on the 15th day following the day on which the first public announcement of the date of the special meeting of shareholders was made by the Company.

Provided that, in either instance, if notice-and-access (as defined in National Instrument 54-101) is used for delivery of proxy related materials in respect of a meeting described above, and the Notice Date in respect of the meeting is not less than 50 days prior to the date of the applicable meeting, the notice must be received not later than the close of business on the 40th day before the applicable meeting (but in any event, not prior to the Notice Date); provided, however, that in the event that the meeting is to be held on a date that is less than 50 days after the Notice Date, notice by the Nominating Shareholder shall be made, in the case of an annual meeting of shareholders, not later than the close of business on the 10th day following the Notice Date and, in the case of a special meeting of shareholders, not later than the close of business on the 15th day following the Notice Date.

The Chair of the meeting will have the power to determine whether any proposed nomination was made in accordance with the provisions set forth in the Policy and, if any proposed nomination is not in compliance with the Policy, must declare that such defective nomination will not be considered at any meeting of shareholders.

(c) During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
1.1	Underwriting Agreement dated as of May 13, 2025, by and among, inter alios, i-80 Gold Corp. and National Bank Financial Inc. (incorporated by reference to Exhibit 1.1 to Form 8-K filed May 16, 2025)
4.1	Form of Warrant Indenture (incorporated by reference to Exhibit 4.1 to Form 8-K filed May 16, 2025)
10.1#	Employment Agreement dated as of April 24, 2025, between Paul Chawrun and i-80 Gold Corp. (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 25, 2025)
31.1*
Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosure
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

#	Indicates management contract or compensatory plan, contract or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2025

i-80 Gold Corp

	By:	/s/ Richard Young
	Name:	Richard Young
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan Snow
	Name:	Ryan Snow
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)