Form 10-Q
period 2025-09-30
i-80 Gold Corp.
filed 2025-11-12
CIK 1853962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____ to ____
Commission File Number: 001-41382
I-80 GOLD CORP.
(Exact Name of Registrant as Specified in Its Charter)

British Columbia	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 York Street, Suite 1802 Toronto, Ontario	M5H 3S5
(Address of Principal Executive Offices)	(Postal Code)

(775) 525-6450 (Registrant’s Telephone Number, Including Area Code) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	IAUX	NYSE American LLC
Warrants to Purchase Common Shares	IAUX WS	NYSE American LLC
Common Shares	IAU	The Toronto Stock Exchange
Warrants to Purchase Common shares	IAU.WT.U	The Toronto Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 12, 2025 the registrant had 826,281,972 common shares, no par value, outstanding.

FORWARD-LOOKING INFORMATION

Certain information set forth in this Quarterly Report Form 10-Q, including but not limited to management's assessment of the Company's future plans and operations, the perceived merit of projects or deposits, and the impact and anticipated timing of the Company’s development plan and recapitalization plan, the perceived merit and anticipated timing of securing capital for the Company's development plan and recapitalization plan via debt facilities, royalty sales, or the sale of property, the intended use of proceeds from the bought deal equity offering and the concurrent private placement, outlook on gold output, the anticipated growth expenditures, the anticipated timing of permitting, production, project development or technical studies constitutes forward looking statements or forward-looking information within the meaning of applicable securities laws. All statements other than statements of historical fact are forward-looking statements. Often, but not always, forward-looking statements can be identified by the use of words such as "plans", "expects", "is expected", "budget", "scheduled", "estimates", "continues", "forecasts", "projects", "predicts", "intends", "anticipates" or "believes", or variations of, or the negatives of, such words and phrases, or state that certain actions, events or results "may", "could", "would", "should", "might" or "will" be taken, occur or be achieved. Readers are cautioned that the assumptions used in the preparation of information, although considered reasonable at the time of preparation, may prove to be inaccurate and, as such, reliance should not be placed on forward looking statements. The Company's actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements and, accordingly, no assurance can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what benefits, if any, that the Company will derive therefrom. By their nature, forward looking statements are subject to numerous risks and uncertainties, some of which are beyond the Company’s control, including general economic and industry conditions, volatility of commodity prices, title risks and uncertainties, ability to access sufficient capital from internal and external sources such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. The Company's ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time, currency fluctuations, construction and operational risks, licensing and permit requirements, environmental risks, competition from other industry participants, the lack of availability of qualified personnel or management, imprecision of mineral resource, or production estimates. Please see “Risks Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for more information regarding risks regarding the Company which is available on EDGAR at www.sec.gov/edgar and SEDAR+ at www.sedarplus.ca. All forward-looking statements contained in this Quarterly Report Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q or as of the dates specified in such statements. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as required by applicable law.

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

I-80 GOLD CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands of United States Dollars, except for share data)
(Unaudited)

	Note	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents		$102,867	$19,001
Receivables, net		3,732	3,273
Inventory	3	25,166	15,331
Prepaids and deposits		4,346	3,421
Current portion of other assets		299	1,278
Total current assets		136,410	42,304
Non-current assets
Other assets		1,087	594
Restricted cash		41,688	40,289
Property, plant and equipment, net	4	577,036	572,442
Total non-current assets		619,811	613,325
Total assets		$756,221	$655,629

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities		$34,794	$26,420
Current portion of long-term debt	5	78,664	37,842
Current reclamation liabilities		1,608	906
Current portion of other liabilities	6	18,098	8,882
Total current liabilities		133,164	74,050
Non-current liabilities
Deferred tax liabilities		16,401	16,401
Long-term debt	5	97,249	153,555
Reclamation liabilities		58,402	55,710
Non-current portion of other liabilities	6	28,006	15,249
Total non-current liabilities		200,058	240,915
Total liabilities		333,222	314,965

COMMITMENTS AND CONTINGENCIES	16

EQUITY
Common shares, unlimited authorized shares with no par value, 816,574,472 and 409,786,957 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	7	791,388	606,505
Additional paid-in capital		29,716	18,977
Accumulated deficit		(398,105)	(284,818)
Total equity		422,999	340,664
Total liabilities and equity		$756,221	$655,629

See accompanying notes to the Condensed Consolidated Financial Statements

I-80 GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in thousands of United States Dollars, except for share data)
(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
	Note	2025	2024	2025	2024
Revenue	10	$32,019	$11,509	$73,903	$27,107
Cost of sales		(28,354)	(15,877)	(65,611)	(43,630)
Depletion, depreciation and amortization	4	(547)	(552)	(1,470)	(1,003)
Gross profit (loss)		3,118	(4,920)	6,822	(17,526)

Expenses
Pre-development, evaluation and exploration		20,062	11,314	38,652	29,024
General and administrative		7,526	4,469	19,853	14,427
Property maintenance		3,297	3,466	10,610	10,569
Loss from operations		(27,767)	(24,169)	(62,293)	(71,546)

Other income	11	3,509	1,166	1,170	12,376
Other expense	11	(10,514)	(11,496)	(28,171)	(18,467)
Interest expense	12	(7,095)	(8,214)	(23,993)	(25,007)
Loss before income taxes		(41,867)	(42,713)	(113,287)	(102,644)

Deferred tax expense	14	—	(386)	—	(1,159)
Net loss and comprehensive loss		$(41,867)	$(43,099)	$(113,287)	$(103,803)

Loss per share
Basic and diluted loss per share	8	$(0.05)	$(0.11)	$(0.18)	$(0.30)

Basic and diluted weighted average shares outstanding	8	815,610,094	386,474,070	619,780,680	350,581,065

See accompanying notes to the Condensed Consolidated Financial Statements

I-80 GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of United States Dollars)
(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
	Note	2025	2024	2025	2024
OPERATING ACTIVITIES
Net loss		$(41,867)	$(43,099)	$(113,287)	$(103,803)

Adjustments
Depletion, depreciation and amortization	4	848	824	2,542	2,274
Reclamation accretion expense		977	768	2,930	2,304
Share-based payments		2,516	(202)	5,018	939
Non-cash items included in other expense	9	8,838	11,490	30,120	9,254
Loss (gain) on foreign exchange		62	(291)	(116)	(672)
Interest expense		7,016	8,213	23,063	24,555
Deferred tax expense		—	386	—	1,159
Reclamation expenditures		(95)	(187)	(202)	(425)
Other		(8)	56	40	(235)
Net change in operating assets and liabilities	9	6,467	(1,453)	610	(8,627)
Cash used in operating activities		$(15,246)	$(23,495)	$(49,282)	$(73,277)

INVESTING ACTIVITIES
Capital expenditures on property, plant and equipment		(3,252)	(290)	(4,702)	(1,513)
Disposal proceeds		—	—	—	425
Cash used in investing activities		$(3,252)	$(290)	$(4,702)	$(1,088)

FINANCING ACTIVITIES
Net proceeds from shares issued in equity offerings	7	(1,171)	12,568	193,924	109,023
Principal repayment on Gold Prepay Agreement	5	(11,918)	(14,101)	(42,907)	(23,818)
Principal repayment on Silver Purchase Agreement	5	(37)	—	(11,028)	(8,387)
Net proceeds from New Gold Prepay and Silver Purchase Agreement	5	—	—	31,045	—
Repayment on New Gold Prepay and Silver Purchase Agreement	5	—	—	(31,045)	—
Stock option and warrant exercises		1,261	38	1,269	933
Finance fees paid		—	(564)	(2,053)	(1,514)
Contingent payments		—	—	—	(1,436)
Other		(16)	(35)	(75)	(199)
Cash (used in) provided by financing activities		$(11,881)	$(2,094)	$139,130	$74,602

Change in cash, cash equivalents and restricted cash during the period		(30,379)	(25,879)	85,146	237
Cash, cash equivalents and restricted cash, beginning of period		175,003	87,263	59,290	60,765
Effect of exchange rate changes on cash held		(69)	291	119	673
Cash, cash equivalents and restricted cash, end of period		$144,555	$61,675	$144,555	$61,675

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents		102,867	21,776	102,867	21,776
Restricted cash and cash equivalents		41,688	39,899	41,688	39,899
Total cash, cash equivalents, and restricted cash		$144,555	$61,675	$144,555	$61,675
Supplemental cash flow information [Note 9]
See accompanying notes to the Condensed Consolidated Financial Statements

I-80 GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Stated in thousands of United States Dollars, except for share data)
(Unaudited)

		Share Capital		Additional Paid-In Capital	Accumulated Deficit
	Note	Shares	Amount			Total Equity
Balance as at December 31, 2023		298,502,335	$489,270	$19,311	$(163,285)	$345,296
Issued from financing activities	7	13,064,204	17,056	—	—	17,056
Shares issued in relation to contingent payments	7	2,727,336	3,564	—	—	3,564
Share-based compensation	7	594,800	1,269	(328)	—	941
Net loss		—	—	—	(19,699)	(19,699)
Balance as at March 31, 2024		314,888,675	$511,159	$18,983	$(182,984)	$347,158
Issued from financing activities	7	69,698,050	70,543	—	—	70,543
Share-based compensation	7	310,000	659	(196)	—	463
Net loss		—	—	—	(41,005)	(41,005)
Balance as at June 30, 2024		384,896,725	$582,361	$18,787	$(223,989)	$377,159
Issued from financing activities	7	11,498,278	12,606	—	—	12,606
Share-based compensation	7	38,800	82	171	—	253
Net loss		—	—	—	(43,099)	(43,099)
Balance as at September 30, 2024		396,433,803	$595,049	$18,958	$(267,088)	$346,919

Balance as at December 31, 2024		409,786,957	$606,505	$18,977	$(284,818)	$340,664
Issued from financing activities	7	33,551,854	18,441	—	—	18,441
Share-based compensation	7	20,000	52	6	—	58
Net loss		—	—	—	(41,205)	(41,205)
Balance as at March 31, 2025		443,358,811	$624,998	$18,983	$(326,023)	$317,958
Issued from financing activities	7	371,000,000	164,948	10,517	—	175,465
Share-based compensation	7	338,480	237	95	—	332
Net loss		—	—	—	(30,215)	(30,215)
Balance as at June 30, 2025		814,697,291	$790,183	$29,595	$(356,238)	$463,540
Issued from financing activities	7	—	(218)	—	—	(218)
Issued on exercise of warrants	7	1,801,000	1,363	(102)	—	1,261
Share-based compensation	7	76,181	60	223	—	283
Net loss		—	—	—	(41,867)	(41,867)
Balance as at September 30, 2025		816,574,472	$791,388	$29,716	$(398,105)	$422,999
See accompanying notes to the Condensed Consolidated Financial Statements

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

1.NATURE OF OPERATIONS

i-80 Gold Corp ("i-80 Gold" or the "Company"), is a Nevada-focused, growth-oriented gold and silver mining company engaged in the exploration and extraction of gold and silver. The Company's principal assets include the Granite Creek property, Ruby Hill property, Cove property, and the Lone Tree property which hosts a carbon-in-leach and an autoclave processing plant expected to be refurbished. Each property is wholly-owned by the Company.

The Company was incorporated on November 10, 2020, in the province of British Columbia, Canada. The Company’s common shares are listed on the New York Stock Exchange ("NYSE American") under the trading symbol IAUX and on the Toronto Stock Exchange (“TSX”) under the trading symbol IAU. The Company's head office is located in Reno, Nevada, United States and its principal executive office is located in Toronto, Ontario, Canada.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)Risks and uncertainties and liquidity

As a mining company, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing metal prices, primarily for gold and silver. The prices of these metals are volatile and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and the quantities of mineralized material. The carrying value of the Company's property, plant and equipment, net, inventories, and certain derivative instruments are particularly sensitive to the outlook for commodity prices. A decline in the Company's price outlook from current levels could result in material impairment charges related to these assets.

In addition to changes in commodity prices, other factors such as changes in mine plans, increases in costs, geotechnical failures, changes in social, environmental or regulatory requirements and impacts of global events such as future pandemics could result in material impairment charges related to these assets.

These interim unaudited Condensed Consolidated Financial Statements ("Financial Statements") have been prepared by management on a going concern basis. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

The Company’s ability to execute its plan and fulfill its commitments as they come due is dependent upon, amongst other factors and assumptions as otherwise detailed herein, including its success in obtaining additional financing. While management has been successful in raising additional funds in the past, there can be no assurance that it will be able to do so in the future. Given the Company’s current operating losses and management’s expectation of future losses until it has fully executed its strategy, the inability of the Company to arrange appropriate financing in a timely manner could result in the carrying value of the Company’s assets being subject to material adjustment. These conditions indicate the existence of material uncertainties which cast substantial doubt as to the Company’s ability to continue as a going concern.

These Financial Statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary if the Company is not able to continue as a going concern. Such adjustments could be material.

(b)Basis of presentation

The Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. While information and note disclosures normally included in annual financial statements and prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, the Company believes that the information and disclosures included in the Financial Statements are adequate and not misleading. Therefore, this information should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2024. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. The results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

(c)Recently Issued Accounting Standards

Improvement to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 which enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The guidance is effective beginning with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and the Company plans to reflect the new disclosure requirements in its Annual Report.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

Disaggregation of Income Statement Expenses

In November 2024, ASU 2024-03 was issued, requiring additional disclosures in the notes to the financial statements on the nature of certain expense captions presented on the face of the Consolidated Statement of Operations. The new guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impacts of the guidance on its consolidated financial statements.

3.INVENTORY

	September 30, 2025	December 31, 2024
Mineralized material in stockpiles and on leach pads	$9,913	$9,634
Work-in-process	2,847	2,133
Finished goods	10,560	195
Materials and supplies	1,846	3,369
Total inventory	$25,166	$15,331

The amount of inventory recognized in cost of sales for the three and nine months ended September 30, 2025, was $28.4 million and $65.6 million, respectively (2024 - $15.9 million and $43.6 million, respectively). During the three and nine months ended September 30, 2025, the Company recognized, within cost of sales, inventory write-downs of nil and $4.0 million, respectively, related primarily to Granite Creek mineralized material stockpile (2024 - $3.3 million and $12.1 million, respectively).

4.PROPERTY, PLANT AND EQUIPMENT, NET

	September 30, 2025	December 31, 2024
Pre-development and exploration properties (i)	$363,894	$363,228
Buildings, plant and equipment (ii)	204,421	203,137
Construction-in-progress (i)	29,354	24,448
Total	597,669	590,813
Accumulated depreciation	20,633	18,371
Net carrying amounts	$577,036	$572,442
(i)Pre-development and exploration properties and construction-in-progress are not subject to depletion.
(ii)Included in buildings, plant and equipment is $135.8 million (2024 - $136.0 million) not subject to depreciation, depletion and amortization.

Total depreciation, depletion and amortization on property, plant and equipment is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Depreciation, depletion and amortization	$547	$552	$1,470	$1,003
Recorded in pre-development, evaluation and exploration	112	58	187	189
Recorded in general and administrative	43	59	127	183
Recorded in property maintenance	146	155	758	899
Total depletion, depreciation and amortization	$848	$824	$2,542	$2,274

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

5.LONG-TERM DEBT

	Orion Convertible Loan	Sprott Convertible Loan	Convertible Debentures	Gold Prepay Agreement	Silver Purchase Agreement	Other	Total
As at January 1, 2024	$46,764	$8,288	$66,940	$42,176	$29,662	$282	$194,112
Additions and adjustments	—	390	—	(1,777)	(731)	—	(2,118)
Amortization of finance costs	581	—	669	110	26	—	1,386
Principal repayment	—	(4,534)	—	(19,843)	(8,508)	(207)	(33,092)
Finance charge	9,776	1,315	5,841	11,052	3,125	—	31,109
As at December 31, 2024	57,121	5,459	73,450	31,718	23,574	75	191,397
Additions and adjustments	(1,714)	—	(279)	(43)	(43)	31,628	29,549
Amortization of finance costs	335	—	610	59	23	—	1,027
Principal repayment	—	—	—	(27,193)	(8,796)	(32,106)	(68,095)
Finance charge	7,501	694	4,681	5,306	3,126	727	22,035
As at September 30, 2025	$63,243	$6,153	$78,462	$9,847	$17,884	$324	$175,913
Less current portion	63,243	6,153	—	7,597	1,649	22	78,664
Long-term portion	$—	$—	$78,462	$2,250	$16,235	$302	$97,249
Orion Convertible Loan
On January 15, 2025, the Company entered into an Amended and Restated Orion Convertible Loan Agreement ("Orion Convertible Loan") with Orion Mine Finance ("Orion"). Pursuant to the amendment, the maturity date was extended from December 13, 2025, to June 30, 2026, and certain security was put in place to secure the Company’s obligations under the Orion Convertible Loan. Additional security against the Company’s Ruby Hill and Granite Creek projects was put in place as of March 31, 2025. In connection with the amendment the Company issued to Orion 5.0 million common share purchase warrants (Note 6) and entered into an offtake agreement with Orion. The offtake agreement will commence once the current offtake agreement expires at the end of December 2028 (Note 16).

Management determined that the modification to the agreement was non-substantial and accordingly, the Company accounted for the modification as an adjustment to the financial liability.

The Orion Convertible Loan bears interest at a rate of 8.0% annually and matures on June 30, 2026. As at September 30, 2025, total principal and accrued interest was $67.8 million. Interest expense is calculated by applying the effective interest rate of 16.72% to the host liability component (December 31, 2024 - 18.64%). Interest accretion is included in interest expense.

Sprott Convertible Loan
On December 10, 2021, the Company entered into a Convertible Credit Agreement with a fund managed by Sprott Asset Management USA, Inc. and a fund managed by CNL Strategic Asset Management, LLC (“Sprott”) to borrow $10 million (the "Sprott Convertible Loan"). The Sprott Convertible Loan bears interest at a rate of 8.0% annually and matures on December 9, 2025. As at September 30, 2025, total principal and accrued interest was $6.2 million. Interest expense is calculated by applying the effective interest rate of 16.10% to the host liability component. Interest accretion is included in interest expense.

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

The Convertible Debentures bear interest at a fixed rate of 8.0% per annum and will mature on February 22, 2027. As at September 30, 2025, total principal and accrued interest is $80.0 million. Interest expense is calculated by applying the effective interest rate of 9.4% to the host liability component (December 31, 2024 - 9.2%). Interest accretion is included in interest expense.

Gold Prepay Agreement
In December 2021, the Company entered into a gold prepay agreement with Orion, which was subsequently amended in April 2022 and September 2023. On March 28, 2025, the Company entered into a further amending agreement to the Gold Prepay Purchase and Sale Agreement (as amended, the "Gold Prepay Agreement") with Orion extending the quarterly gold deliveries due March 31, 2025, to April 7, 2025.

During the three and nine months ended September 30, 2025, the Company delivered 3,210 and 12,840 ounces of gold, respectively, under the Gold Prepay Agreement to Orion. As of September 30, 2025, the Company had cumulatively delivered 38,183 ounces of gold towards the Gold Prepay Agreement, leaving 5,550 ounces of gold remaining to be delivered.

Interest expense is calculated by applying the effective interest rate of 29.7% to the host liability component (December 31, 2024 - 31.9%). Interest accretion is included in interest expense. For the amendment above, management determined that the modification to the agreement was non-substantial and accordingly, the Company accounted for the modification as an adjustment to the financial liability.

Silver Purchase Agreement
In December 2021, the Company entered into a silver purchase and sale agreement with Orion. On March 28, 2025, the Company entered into a further amending agreement to the Silver Purchase and Sale Agreement (as amended, the "Silver Purchase Agreement" ) with Orion extending the 2024 shortfall amount due March 31, 2025, to April 7, 2025.

During the three and nine months ended September 30, 2025, the Company settled 1,723 and 403,870 ounces of silver, respectively, under the Silver Purchase Agreement with Orion. 398,446 ounces were settled in satisfaction of the 2024 shortfall amount and 5,424 ounces were settled in relation to the 2025 annual minimum delivery amount. The 2024 shortfall amount was settled net of Orion's cash purchase price. The remaining ounces to be delivered under the 2025 annual minimum delivery amount is 94,576 ounces.

Interest expense is calculated by applying the effective interest rate of 21.9% to the host liability component (December 31, 2024 - 23.3%). Interest accretion is included in interest expense. For the amendment above, management determined that the modification to the agreement was non-substantial and accordingly, the Company accounted for the modification as an adjustment to the financial liability.

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

The New Gold Prepay and Silver Purchase Agreement contained an early termination make-whole provision and a mandatory prepayment provision, that were considered embedded derivatives by the Company and measured at fair value. The early termination make-whole provision and mandatory prepayment provision were classified as financial liabilities and not separated from the host liability component as they were deemed to be closely related.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

6.OTHER LIABILITIES

	September 30, 2025	December 31, 2024
Warrant liability (i)	$11,284	$4,623
Share-based payment liability (ii)	5,141	790
Orion - Conversion and change of controls rights (iii)	1,901	336
Sprott - Conversion and change of controls rights (iii)	5	33
Gold Prepay Agreement embedded derivative (iv)	8,834	9,665
Silver Purchase Agreement embedded derivative (v)	12,399	7,999
Deferred revenue (vi)	5,458	—
Lease liability	1,082	685
Total other liabilities	46,104	24,131
Less current portion	18,098	8,882
Long-term portion	$28,006	$15,249

(i)Warrant liability

	Issue date	Expiry date	Exercise price (C$)	Number of warrants	September 30, 2025	December 31, 2024
Brokered placement	5/1/2024	5/1/2028	2.15	34,849,025	$7,009	$3,875
Orion warrants	9/20/2023	9/20/2026	3.17	3,750,000	986	290
Orion warrants	1/24/2024	1/24/2028	2.72	500,000	191	63
Orion warrants	1/15/2025	1/15/2029	1.01	5,000,000	3,098	—
Orion warrants	12/13/2021	12/13/2025	3.28	5,500,000	—	336
Paycore warrants	5/5/2023	5/2/2025	4.02	3,330,657	—	55
Paycore warrants	5/5/2023	2/9/2025	2.40	255,567	—	4
Total warrant liability					$11,284	$4,623

The warrants are considered derivatives because their exercise price is in C$ whereas the Company’s functional currency is in USD. Accordingly, the Company recognizes the warrants as liabilities at fair value with changes in fair value recorded in other income or other expense (Note 11). The current portion of the liability is 1.0 million at September 30, 2025.

The fair value of the warrants, excluding warrants issued in connection with the May 2024 brokered placement, were calculated using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2025	December 31, 2024
Risk-free rate	2.5% to 2.6%	2.9% to 3.1%
Warrant expected life	3 to 40 months	2 to 37 months
Expected volatility	58% to 132%	86% to 232%

On January 15, 2025, in connection with the amendments to the Orion Convertible Loan (Note 5) the Company issued 5.0 million common share purchase warrants.

(ii)Share-based payment liability
The Company recognized a share-based payment liability under the Company's restricted and deferred share unit plans. The current portion of the liability is $0.8 million at September 30, 2025.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

(iii)Conversion and change of control right
The Orion Convertible Loan and Sprott Convertible Loan (the "Convertible Loans") contain a change of control feature, a conversion feature, and a forced conversion feature that are considered embedded derivatives by the Company. The change of control feature and conversion feature are classified as derivative financial liabilities measured at fair value (Note 17). The forced conversion feature is not separated from the host contract as it is considered to be indexed to the Company's shares. During the period ended September 30, 2025, none of the features were exercised.

The Company recognizes the Convertible Loans embedded derivatives at fair value with any changes in fair value recorded in other income or other expense (Note 11). The current portion of the Orion Convertible Loan embedded derivative liability is $1.9 million at September 30, 2025. The current portion of the Sprott Convertible Loan embedded derivative liability is $0.01 million at September 30, 2025.

(iv)Gold Prepay Agreement embedded derivative

The financial liability represents the embedded derivative in relation to the fixed gold price included in the Gold Prepay Agreement (Note 5 and Note 17). The Company recognizes the embedded derivative at fair value with any changes in fair value recorded in other income or other expense (Note 11). As of September 30, 2025, the current portion of the Gold Prepay Agreement embedded derivative liability was $7.1 million.

(v)Silver Purchase Agreement embedded derivative

The financial liability represents the embedded derivative in relation to the silver price included in the Silver Purchase Agreement (Note 5 and Note 17). The Company recognizes the embedded derivative at fair value with any changes in fair value recorded in other income or other expense (Note 11). As of September 30, 2025, the current portion of the Silver Purchase Agreement embedded derivative liability was $1.8 million.

(vi) Deferred revenue

On April 29, 2025, the Company finalized an amended and restated master purchase and sale agreement with Auramet International, Inc. with a term of 18 months, which serves as a working capital facility (the "Auramet Agreement"). Under the Auramet Agreement, the Company may receive up to $12.0 million in prepayments for gold contained in mineralized material. During the three and nine months ended September 30, 2025, the Company delivered 3,041 and 4,495 ounces of gold, respectively, under the agreement. Total revenue recognized during the three and nine months ended September 30, 2025 amounted to $10.1 million and $15.0 million, respectively. As of September 30, 2025, deferred revenue was $5.5 million, representing 1,605 ounces which was settled in October 2025.

7.COMMON SHARES

(a)Issued share capital:

	Note	Number of shares	Amount
Balance as at December 31, 2023		298,502,335	$489,270
Private placement	(iv)	13,064,204	17,056
ATM program	(iii)	11,498,278	12,746
Contingent payments	(v)	2,727,336	3,564
Brokered placement	(vi)	69,698,050	70,403
Share-based compensation		943,600	2,010
Balance as at September 30, 2024		396,433,803	$595,049

Balance as at December 31, 2024		409,786,957	$606,505
Private placement	(i)	29,210,464	16,014
ATM Program	(iii)	4,341,390	2,426
Private placement	(ii)	25,240,000	11,788
Brokered placement	(ii)	345,760,000	152,941
Share-based compensation		434,661	351
Exercise of warrants	(ii)	1,801,000	1,363
Balance as at September 30, 2025		816,574,472	$791,388

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

During the three months ended September 30, 2025, 1.8 million warrants were exercised at an exercise price of $0.70 per share, resulting in the issuance of 1.8 million common shares of the Company for cash proceeds of $1.3 million.

(iii)The Company's at-the-market equity program ("ATM Program") was implemented pursuant to the terms of an equity distribution agreement dated August 12, 2024 (the "Equity Distribution Agreement"), among the Company, National Bank Financial Inc., and a syndicate of underwriters (collectively, the "Agents"). The ATM Program allowed i-80 Gold to offer and sell in Canada and the United States through the facilities of the TSX and the NYSE American such number of common shares of the Company as would have an aggregate offering price of up to $50 million. The ATM Program expired on March 31, 2025. During the first quarter of 2025, the Company issued 4.3 million common shares under the ATM Program for total gross proceeds of $2.5 million (nine months ended September 30, 2024 - 11.5 million common shares for total gross proceeds of $13.1 million).

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

(b)Share-based payments

During the three months ended September 30, 2025, the Company granted 1,029,948 restricted share units ("RSU") and 105,913 deferred share units ("DSU)" to its officers, employees and directors (nine months ended September 30, 2025 - 7,120,797 RSUs and 1,692,289 DSUs).

During the three months ended September 30, 2025, the Company granted 641,376 performance share units ("PSU") to its officers and employees (nine months ended September 30, 2025 - 3,980,376). The PSUs have a performance multiplier from 0% to 200% of the number of units granted based on the Company's total shareholder return relative to the performance of an exchange traded fund. The Company used a Monte-Carlo simulation and determined a weighted average grant date fair value of $0.71 per unit granted.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

8.BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted loss per share is based on the assumption that potential dilutive shares have been issued. The calculation of basic and diluted loss per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss	$(41,867)	$(43,099)	$(113,287)	$(103,803)

Basic and diluted weighted average shares outstanding	815,610,094	386,474,070	619,780,680	350,581,065

Basic and diluted loss per share	$(0.05)	$(0.11)	$(0.18)	$(0.30)

Convertible Debentures and Convertible Loans of 70,365,388, stock options of 8,856,490, PSUs of 7,960,752 and warrants of 233,298,025 (Note 6 (i), Note 7 (ii)) were excluded from the computation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2025 as their effect would be anti-dilutive.

9.SUPPLEMENTAL CASH FLOW INFORMATION

(i) The following table summarizes the changes in operating assets and liabilities:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Receivables	$946	$1,374	$(423)	$1,976
Prepaids and deposits	782	—	(925)	(242)
Inventory	(3,391)	(2,649)	(9,803)	(4,469)
Accounts payable and accrued liabilities	9,775	(178)	6,303	(5,892)
Deferred revenue	(1,645)	—	5,458	—
Net change in operating assets and liabilities	$6,467	$(1,453)	$610	$(8,627)

(ii) The following table summarizes non-cash items included in other expense:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(Loss) gain on fair value measurement of warrant liability	$(5,400)	$(3,587)	$(5,126)	$687
(Loss) gain on fair value measurement of Convertible Loans	(863)	(721)	(1,536)	8,424
Loss on Gold Prepay Agreement and embedded derivative	(4,209)	(5,912)	(14,883)	(11,888)
Gain (loss) on Silver Purchase Agreement and embedded derivative	2,860	(1,276)	(6,602)	(6,579)
Other	(1,226)	6	(1,973)	102
Non-cash items included in other expense	$(8,838)	$(11,490)	$(30,120)	$(9,254)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

10.REVENUE

Revenue by product

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Gold and silver	$24,872	$7,409	$50,804	$16,520
Mineralized material	7,147	4,100	23,099	10,587
Total	$32,019	$11,509	$73,903	$27,107

Revenue by customer

At September 30, 2025, the Company had one customer that made up 92% of trade receivable (2024 - 92% of trade receivable). The Company is not economically dependent on a limited number of customers for the sale of its product because gold and other metals can be sold through numerous commodity market traders worldwide. During the three and nine months ended September 30, 2025 and three and nine months ended September 30, 2024 all revenues were in the United States.

The following table represents sales to individual customers representing greater than 10% of the Company's revenue:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Customer 1	$22,353	$5,314	$44,653	$12,314
Customer 2	7,147	4,412	23,099	11,158
Customer 3	—	1,783	—	3,752

11.OTHER EXPENSE AND OTHER INCOME

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Loss on fair value measurement of warrant liability	$(5,400)	$(3,587)	$(5,126)	$—
Loss on Gold Prepay Agreement and embedded derivative	(4,209)	(5,912)	(14,883)	(11,888)
Loss on Silver Purchase Agreement and embedded derivative	—	(1,276)	(6,602)	(6,579)
Loss on fair value measurement of Convertible Loans	(863)	(721)	(1,536)	—
Loss on foreign exchange	(42)	—	—	—
Other	—	—	(24)	—
Total other expense	$(10,514)	$(11,496)	$(28,171)	$(18,467)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Gain on fair value measurement of warrant liability	$—	$—	$—	$687
Gain on fair value measurement of Convertible Loans	—	—	—	8,424
Gain on Silver Purchase Agreement and embedded derivative	2,860	—	—	—
Gain on foreign exchange	—	293	126	673
Interest income on restricted cash	357	424	1,044	1,339
Other	292	449	—	1,253
Total other income	$3,509	$1,166	$1,170	$12,376

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

12.INTEREST EXPENSE

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest accretion on Convertible Loans	$2,851	$2,880	$8,195	$8,203
Interest accretion on Gold Prepay Agreement	1,197	2,815	5,306	8,657
Interest accretion on Silver Purchase Agreement	1,018	706	3,126	2,409
Interest accretion on Convertible Debentures	1,613	1,459	4,681	4,262
Interest accretion on long-term debt	—	—	727	—
Amortization of finance costs	338	354	1,027	1,025
Finance expense	3	—	524	—
Other interest expense	75	—	407	451
Total interest expense	$7,095	$8,214	$23,993	$25,007
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

Three months ended September 30, 2025	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Revenue	$24,857	$2,520	$4,642	$—	$—	$32,019
Costs applicable to sales[1]	(23,446)	(2,267)	(1,077)	—	—
Pre-development, evaluation and exploration	(12,864)	(4,440)	(6)	(2,694)	(58)
Property maintenance	(89)	(577)	(2,276)	(190)	(165)
Adjusted (loss) income from operations	(11,542)	(4,764)	1,283	(2,884)	(223)	(18,130)
Unallocated expenses:
Depletion, depreciation and amortization						(547)
Royalties						(1,564)
General and administrative						(7,526)
Loss from operations						$(27,767)

Three months ended September 30, 2024	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Revenue	$4,882	$2,105	$4,522	$—	$—	$11,509
Costs applicable to sales[1]	(11,892)	(1,989)	(1,575)	—	—
Pre-development, evaluation and exploration	(6,822)	(393)	(15)	(4,069)	(15)
Property maintenance	(154)	(506)	(2,369)	(219)	(218)
Adjusted (loss) income from operations	(13,986)	(783)	563	(4,288)	(233)	(18,727)
Unallocated expenses:
Depletion, depreciation and amortization						(552)
Royalties						(421)
General and administrative						(4,469)
Loss from operations						$(24,169)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

Nine months ended September 30, 2025	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Revenue	$53,279	$6,198	$14,426	$—	$—	$73,903
Costs applicable to sales[1]	(53,831)	(5,077)	(3,383)	—	—
Pre-development, evaluation and exploration	(22,583)	(9,529)	(39)	(6,415)	(86)
Property maintenance	(364)	(1,933)	(7,194)	(598)	(521)
Adjusted (loss) income from operations	(23,499)	(10,341)	3,810	(7,013)	(607)	(37,650)
Unallocated expenses:
Depletion, depreciation and amortization						(1,470)
Royalties						(3,320)
General and administrative						(19,853)
Loss from operations						$(62,293)

Nine months ended September 30, 2024	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Revenue	$11,369	$4,232	$11,506	$—	$—	$27,107
Costs applicable to sales[1]	(32,784)	(4,231)	(4,575)	—	—
Pre-development, evaluation and exploration	(18,936)	(1,105)	(51)	(8,694)	(238)
Property maintenance	(533)	(1,515)	(7,276)	(720)	(525)
Adjusted loss from operations	(40,884)	(2,619)	(396)	(9,414)	(763)	(54,076)
Unallocated expenses:
Depletion, depreciation and amortization						(1,003)
Royalties						(2,040)
General and administrative						(14,427)
Loss from operations						$(71,546)
____________________________
1 Cost of sales excluding depletion, depreciation, amortization, and royalties.

As at September 30, 2025	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Capital expenditures	$2,391	$1,531	$3,437	$—	$—	$7,359
Total assets	$121,860	$119,451	$264,852	$53,675	$196,383	$756,221

As at December 31, 2024	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Capital expenditures	$1,138	$407	$762	$—	$—	$2,307
Total assets	$115,414	$117,277	$259,689	$53,412	$109,837	$655,629

14.INCOME TAXES

The components of income tax expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
United States	$—	$(386)	$—	$(1,159)
Deferred tax expense	$—	$(386)	$—	$(1,159)

Total income tax expense	$—	$(386)	$—	$(1,159)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

The components of loss before income taxes are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
United States	$(23,289)	$(21,722)	$(49,226)	$(60,982)
Canada	(18,578)	(20,991)	(64,061)	(41,662)
Loss before income taxes	$(41,867)	$(42,713)	$(113,287)	$(102,644)

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the U.S. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has determined that the OBBBA will not have a material impact on its Financial Statements.

15.RELATED PARTY TRANSACTIONS

The Company had the following transactions with its related parties as of December 31, 2024. During the three and nine months ended September 30, 2025, these entities no longer met the definition of related parties.

Related party debt

(i)The Company has Convertible Loans with both Orion and Sprott (Note 5). Interest accretion related to the loans is recorded in interest expense (Note 12).

(ii)The Company has a Gold Prepay Agreement and Silver Purchase Agreement with Orion (Note 5).

Other liabilities

(i)The Company has issued warrants and has entered into an offtake agreement with Orion (Note 6) (Note 16).

16.COMMITMENTS AND CONTINGENCIES

Surety bonds

At September 30, 2025, the Company has outstanding surety bonds in the amount of $137.7 million (December 31, 2024 - $132.8 million) in favor of either the United States Department of the Interior, Bureau of Land Management ("BLM"), or the State of Nevada, Department of Conservation & Natural Resources as financial support for environmental reclamation and exploration permitting. This includes surety bonds that primarily relate to the Lone Tree property and the Ruby Hill property. The surety bonds are secured by restricted cash. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As specific requirements are met, the BLM and State of Nevada as beneficiary of the instruments, will return the instruments to the issuing entity. As these instruments are associated with operating sites with long-lived assets, they will remain outstanding until closure.

Royalties

The Company pays Net Smelter Return ("NSR") royalties on its Granite Creek property at a rate of 1-5% and on its Ruby Hill property at a rate of 3% on revenues. In addition, Granite Creek has a 10% Net Profit Interest ("NPI") royalty calculated on a profit calculation with certain deductions. As at September 30, 2025, these royalties are recorded in cost of gold sold in the amount of $3.3 million (September 30, 2024 - $2.0 million). The Company has other royalties committed on deposits that are not currently producing.

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

Offtake Agreement

In April 2021, the Company entered into an offtake agreement with Orion. In December 2021, the offtake agreement was amended and restated (as amended, the "Offtake Agreement" ) whereby the Company will sell up to an aggregate of 40,000 ounces in any calendar year after 2023 until December 31, 2028. The final purchase price will be a market referenced gold price in US dollars per ounce during a defined quotational period. In the event that the Company does not produce the annual gold quantity in any given year, the obligation is limited to those ounces actually produced. The Offtake Agreement is currently owned by Vox Royalty Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

New Offtake Agreement

In February 2025, the Company entered into an offtake agreement with Orion (the "Orion Offtake Agreement"), whereby the Company will sell to Orion 20% of the refined gold and silver produced from the Granite Creek project and Ruby Hill project, commencing December 28, 2028, and ending on December 31, 2034. The final purchase price will be a market referenced gold price in US dollars per ounce during a defined quotational period.

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

The following table presents financial instruments measured at fair value on a recurring basis within the fair value hierarchy for level 1 and 2 financial instruments:

		September 30, 2025		December 31, 2024
	Level	Carrying amount	Fair value	Carrying amount	Fair value
Warrant liability - brokered placement	1	$7,009	$7,009	$3,875	$3,875
Warrant liability - other	2	4,275	4,275	748	748
Share based payments	2	$5,141	$5,141	$790	$790
The Company calculates fair values based on the following methods of valuation and assumptions for level 1 and level 2:

Financial assets and liabilities

Financial assets other than the Company's derivative instruments described are carried at amortized cost. The fair value of cash and cash equivalents and receivables approximate their carrying value due to their short-term nature.

Financial liabilities not classified as fair value through the statement of operations are carried at amortized cost. Accounts payable and accrued liabilities approximate their carrying value due to their short term nature.

Share-based payment and warrant liabilities

The share-based payment and warrant liabilities are classified within level 2 of the fair value hierarchy and are fair valued using a valuation model that incorporates such factors as the Company’s share price volatility, risk-free rates and expiry dates including managements assumptions on forfeiture rates.

The warrants issued in connection with the 2024 brokered placement are classified within level 1 of the fair value hierarchy as the warrants are listed on the TSX and or the NYSE American and therefore a quoted market price is available.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

(i)Fair value measurements using significant unobservable inputs (level 3):
The following table presents the changes in level 3 items:

	Convertible Loans
	Orion conversion and change of control rights	Sprott conversion and change of control rights	Silver Purchase Agreement - silver price derivative	Gold Prepay - gold price derivative	Contingent consideration
Balance as at January 1, 2024	$(9,028)	$(1,459)	$1,898	$(1,676)	$(4,898)
Repayment	—	—	—	—	5,000
Fair value adjustments	8,692	1,426	(9,897)	(7,989)	(102)
Balance as at December 31, 2024	$(336)	$(33)	$(7,999)	$(9,665)	$—
Fair value adjustments	(1,565)	28	(4,400)	831	—
Balance as at September 30, 2025	$(1,901)	$(5)	$(12,399)	$(8,834)	$—

The Company's derivative instruments are described in the level 1, 2 and 3 tables in this note.

The Company calculates fair values based on the following methods of valuation and assumptions for level 3 financial instruments as follows:

Convertible Loans

The Convertible Loans contain conversion and change of control rights that are separately measured at fair each reporting period (level 3). In determining the fair value at each reporting period, management judgment is required in respect to input variables of the financial model used for estimation purposes. These variables include such inputs as managements estimate of the probability and date of a change of control event, the Company's share price, share price variability, credit spreads, and interest rates. Gains and losses were recorded in other income and other expense in the Condensed Consolidated Statement of Operations.

Gold Prepay Agreement

The Gold Prepay Agreement is recognized as a financial liability at amortized cost and contains an embedded derivative in relation to the embedded gold price within the agreement that is measured at fair value each reporting period (level 3). In determining the fair value of the embedded derivative at each reporting period, management judgment is required in respect to input variables of the financial model used for estimation purposes. These variables include such inputs as metal prices, metal price volatility, and risk-free borrowing rates. Gains and losses were recorded in other income and other expense in the Condensed Consolidated Statement of Operations.

Silver Purchase Agreement

The Silver Purchase Agreement is recognized as a financial liability at amortized cost and it contains two embedded derivatives; one in relation to the embedded silver price within the agreement and the other in relation to the gold substitution option whereby i-80 Gold can choose to deliver gold instead of silver at a ratio of 75:1, both are measured at fair value each reporting period (level 3). On initial recognition and at September 30, 2025 and December 31, 2024, the gold substitution option did not have any value. In determining the fair value of the embedded derivatives at each reporting period, management judgment is required in respect to input variables of the financial model used for estimation purposes. These variables include such inputs as metal prices, metal price volatility, risk-free borrowing rates and the Company's production profile. As of September 30, 2025, the Company prospectively began using consensus prices along with forward prices in its price forecasts to better represent the fair value measurement estimate. Gains and losses were recorded in other income and other expense in the Condensed Consolidated Statement of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Company Overview
i-80 Gold Corp. (the "Company", "i-80 Gold") is a Nevada-focused growth-oriented gold and silver mining company engaged in the exploration and extraction of gold and silver. The Company is the fourth largest mineral resource holder in the state with a pipeline of three underground and two open pit projects strategically located in some of Nevada's most prolific gold-producing trends. The Company's wholly owned assets, which are at various stages of permitting, construction, and technical studies, include the Granite Creek property, the Ruby Hill property, the Lone Tree property which hosts a carbon-in-leach and an autoclave processing plant which is expected to be refurbished ("Lone Tree plant"), the Cove property and the FAD property.
The Company was incorporated on November 10, 2020, under the laws of the province of British Columbia, Canada. The Company’s common shares are listed on the NYSE American under the trading symbol IAUX and on the TSX under the trading symbol IAU. The Company’s head office is located in Reno, Nevada, United States ("US") and its principal executive office is located in Toronto, Ontario, Canada.

Reference to $ or USD is to US dollars, reference to C$ or CAD is to Canadian dollars.
Operational and Financial Highlights

		Three months ended September 30,		Nine months ended September 30,
		2025	2024	2025	2024
Revenue	$000s	32,019	11,509	73,903	27,107
Gross profit (loss)	$000s	3,118	(4,920)	6,822	(17,526)
Net loss	$000s	(41,867)	(43,099)	(113,287)	(103,803)
Loss per share	$/share	(0.05)	(0.11)	(0.18)	(0.30)
Cash flow used in operating activities	$000s	(15,246)	(23,495)	(49,282)	(73,277)
Cash and cash equivalents	$000s	102,867	21,776	102,867	21,776
Drilling	ft	52,864	39,191	76,513	79,678
Gold ounces sold[1]	oz	9,368	4,740	22,720	12,247
Average realized gold price[2]	$/oz	3,412	2,441	3,243	2,422

Three months ended September 30, 2025

•Revenue increased to $32.0 million for the quarter compared to $11.5 million in the prior year period, primarily driven by higher gold ounces sold1 at Granite Creek and a higher average realized gold price2.
•Gold sales1 for the quarter increased to 9,368 ounces at an average realized gold price2 of $3,412 per ounce compared to gold sales1 of 4,740 ounces at an average realized gold price2 of $2,441 per ounce in the prior year period.

•Gross profit improved to $3.1 million from a gross loss of $4.9 million in the comparative period due to improved water management initiatives at Granite Creek resulting in higher operational efficiencies. Gross profit for Granite Creek was near break-even for the current quarter and is expected to be positive for the second half of 2025.

•Net loss decreased to $41.9 million compared to $43.1 million in the prior year period as higher gross profit was offset by higher pre-development, evaluation and exploration expenses as the Company advances the projects within its development plan. Upon declaration of mineral reserves certain pre-development, evaluation, and exploration expenditures currently expensed would be capitalized.

•Loss per share of $0.05 for the quarter compared to $0.11 loss per share in the prior year period improved primarily due to an increase in outstanding common shares following the equity raise in May 2025.

•Cash used in operating activities of $15.2 million improved compared to $23.5 million in the prior year period as a result of higher gross profit and higher working capital partially offset by increased pre-development, evaluation, and exploration expenses.

1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 58% in 2025 (2024 - 58%).
2This is a Non-GAAP Measure; please see “Non-GAAP Financial Performance Measures” section.

•Cash balance of $102.9 million as at September 30, 2025, a decrease of $30.8 million compared to June 30, 2025, primarily due to cash used in pre-development, evaluation, and exploration expenses and a $11.9 million principal repayment of the amended Orion Mine Finance ("Orion") Gold Prepay Purchase and Sale Agreement ("Gold Prepay Agreement").

•Completed approximately 53,000 feet of core drilling, including at Granite Creek underground to enhance mineral resource definition and support a planned feasibility study, technical drilling at Mineral Point open pit within the Ruby Hill property for baseline data to advance permitting and technical reports, and geotechnical drilling at Cove underground to also support the planned feasibility study.

•Received all required permits and commenced construction for the upper level of the Archimedes project – the Company's second planned underground mine – marking a key milestone in phase one of its development plan.
•The Company remains on track to complete technical reports for its underground projects and the Lone Tree plant.

Nine months ended September 30, 2025

•Revenue increased to $73.9 million compared to $27.1 million in the comparative prior year period due to higher gold ounces sold and a higher average realized gold price2.

•Gold sales1 increased to 22,720 ounces at an average realized gold price2 of $3,243 per ounce, compared to gold sales of 12,247 ounces at an average realized gold price2 of $2,422 per ounce in the prior year period.

•Gross profit has improved to $6.8 million from a gross loss of $17.5 million in the comparative period due to improved water management initiatives at Granite Creek.
•Net loss of $113.3 million compared to $103.8 million in the prior year period was higher due to other expenses from revaluation losses, higher pre-development, evaluation and exploration expense partially offset by higher gross profit.
•Loss per share of $0.18 per share improved from $0.30 loss per share in the comparative prior year period due to an increase in outstanding common shares following the equity raise in May 2025.
•Cash used in operating activities was $49.3 million which is improved from the prior year period, primarily due to higher gross profit and higher working capital.
•Cash balance of $102.9 million as at September 30, 2025, an increase of $83.9 million from December 31, 2024, due to proceeds from the brokered and private placements, higher gross profit partially offset by cash used in pre-development, evaluation, and exploration expenses and gold and silver deliveries under the prepay and purchase agreements.
•Completed approximately 77,000 feet of core and reverse circulation drilling with multiple positive results to enhance mineral resource definition and improve resource definition at the Granite Creek underground project, infill and geotechnical drilling for the Cove project, and technical drilling for the Mineral Point open pit project within the Ruby Hill property.
•Filed Preliminary Economic Assessments ("PEA") for all five gold projects in support of the Company’s new development plan, which outlines a combined net present value of approximately $4.9 billion based on a $3,000 per ounce gold price.

Strategy Overview

i-80 Gold is executing a multi-asset development plan aimed at creating a mid-tier gold producer in Nevada. The near-term focus is on developing the Company’s two high-grade underground mines and the refurbishment and commissioning of the Lone Tree plant, which will serve as a central processing hub for underground refractory material from all underground projects. Development of the Company’s third underground mine as well as its two large, open pit oxide projects are expected to follow to support a long-term target of more than 600,0003 ounces of annual gold output. All of the Company's properties are currently considered to be in the exploration stage as mineral reserves have yet to be defined.

In support of the three phase development plan, the Company released PEAs in the first quarter of 2025 for all five core gold projects. These PEAs outlined a clear and achievable path to production and cash flow growth. Permitting, technical studies, and development work are actively being advanced across all five gold projects, as well as the Lone Tree plant, in support of upcoming feasibility studies.

1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 58% in 2025 (2024 - 58%).
2This is a Non-GAAP Measure; please see “Non-GAAP Financial Performance Measures” section.
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

Phase One of the development plan includes the current ramp up at i-80 Gold’s first underground mine, Granite Creek, as well as commencing extraction at Archimedes, the second planned underground mine. A key milestone in this phase is the refurbishment and commissioning of the wholly owned Lone Tree plant to unlock the full value of the Company’s underground mines. Once commissioned, the Lone Tree plant will enable processing of underground material to shift from third-party toll-milling to owner-operated processing in 2028. Average annual gold output is expected to increase to a range of between 150,000 to 200,000 ounces of gold in Phase One beginning in 20283.

Phase Two of the development plan focuses on bringing two additional projects into operation: Cove, the third planned underground mine, and Granite Creek open pit. Mineralized material from Cove is expected to be processed at the Lone Tree plant beginning in 2029. With four producing assets, average annual gold output is expected to increase to a range of between 300,000 to 400,000 ounces of gold in 20303, representing a significant step in i-80 Gold’s transition to a mid-tier producer.

Phase Three is anchored by the Mineral Point open pit project, which is expected to become the Company’s largest producing asset and projected to help the Company achieve its target of an average annual gold output beyond 600,000 ounces in the early 2030s3.

Recapitalization Plan

In parallel with advancing the development plan, the Company continues to execute on a recapitalization strategy focused on strengthening the balance sheet and funding its development plan. During the first quarter, the Company entered into agreements to defer the December 2024 Orion Gold Prepay Agreement and January 2025 Silver Purchase Agreement deliveries, which were settled on April 2, 2025, by entering into a New Gold Prepay and Silver Purchase Agreement with National Bank with deliveries of 6,864 ounces of gold and 345,549 ounces of silver due by September 30, 2025. The arrangement with National Bank was settled in May 2025 for $32.3 million with proceeds from the equity raise in the second quarter.

During the second quarter of 2025, the Company closed a bought deal public offering of 345 million units at a price of $0.50 per unit for aggregate gross proceeds of $172.0 million. In addition to the offering, the Company closed a concurrent private placement of 25.2 million units to certain directors and officers of the Company at a price of $0.50 per unit for aggregate gross proceeds of $12.6 million and net proceeds of $12.5 million. Each unit was comprised of one common share and one-half of one common share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.70 until November 16, 2027. If fully exercised, the warrants could provide the Company with up to approximately $130 million in additional proceeds.

The Company is actively working to secure the balance of required capital to execute the development plan and is currently in discussions with several parties regarding a combination of additional financing options. These potential options may include debt facilities, a royalty sale, and the potential sale of the Company's non-core FAD property. Management aims to complete the balance of its recapitalization plan by mid-2026, aligning with the date of maturity of the Orion Convertible Loan.

As previously disclosed, approximately $92 million is expected to be allocated to fund construction activities, drilling, permitting, and technical studies across all five gold projects included in the development plan, as well as the Lone Tree Plant, from May 2025 through to mid-2026.

Outlook
1
The Company is on track to meet its 2025 production guidance. It expects to extract between 30,000 to 40,000 ounces1 of gold in 2025. Granite Creek underground is expected to contribute between 20,000 to 30,000 ounces1 of gold, and the Company’s two residual heap leach operations are expected to contribute approximately 10,000 ounces of gold in 2025.

To advance development plans, three areas of growth expenditures over the next three years were outlined in the PEAs filed for all five projects in March 2025. These growth expenditures fall into three categories: (i) advancing permitting activities, (ii) feasibility studies, and (iii) development work at Archimedes underground. For 2025, the growth expenditures are expected to total between $40 million to $50 million that is primarily recognized in pre-development, evaluation and exploration expenditures.

This outlook, including expected results and targets, is subject to various risks, uncertainties and assumptions, which may impact future performance and the Company’s ability to achieve the results and targets discussed in this section. Please refer to "Forward-Looking Information" section. The Company may, but is under no obligation to, update this outlook depending on changes in metal prices and other factors.

Financing Overview

Nine months ended September 30, 2025

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

1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 58% in 2025 (2024 - 58%).

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

Orion Convertible Loan

On January 15, 2025, the Company completed the amendment and restatement of its convertible credit agreement with an affiliate of Orion ("Orion Convertible Loan"). The conditions relating to the deferral of certain gold and silver deliveries at the end of 2024 (collectively, the "Waiver Agreements").

Further to the Orion Convertible Loan, Orion and i-80 Gold extended the maturity date by six months from December 13, 2025, to June 30, 2026, and certain security was put in place to secure the Company’s obligations thereunder. Additional security against the Company’s Ruby Hill and Granite Creek projects was put in place on March 31, 2025. In connection with the extension of the Orion Convertible Loan, the Company has issued 5 million common share purchase warrants to Orion with an exercise price of C$1.01 and an expiry date of January 15, 2029 (the “2025 Orion Warrants”).

In addition, in February 2025, i-80 Gold and Orion entered into an offtake agreement (the “Orion Offtake Agreement”). The Orion Offtake Agreement has similar terms to the Company's existing offtake agreement and commences once the current offtake agreement with Vox Royalty Corp. expires at the end of December 2028.

At-the-Market Equity Program

During the first quarter of 2025, the Company issued 4.3 million common shares under the at-the-market equity program ("ATM program") for total gross proceeds of $2.5 million. From the inception of the ATM program until its expiration on March 31, 2025, the Company issued a total of 26.7 million common shares for total gross proceeds of $25.1 million.

New Gold Prepay and Silver Purchase Agreement

On March 31, 2025 the Company entered into a New Gold Prepay and Silver Purchase Agreement ("New Gold Prepay and Silver Purchase agreement") with National Bank of Canada ("National Bank") under which National Bank purchased approximately 6,864 ounces of gold and 345,549 ounces of silver from the Company for delivery to National Bank by September 30, 2025 or earlier, upon an infusion of capital in line with the recapitalization plan. The proceeds of this prepay arrangement were used to satisfy the March 31, 2025 gold and silver deliveries due to an affiliate of Orion Mine Finance under its respective Gold Prepay Agreement and Silver Purchase Agreement. The New Gold Prepay and Silver Purchase Agreement was fully repaid during May 2025.

Completed PEAs for Five Gold Projects

During the first quarter of 2025, the Company issued five press releases highlighting the economic and operating results from PEAs completed for five gold projects within its development plan. The updated PEAs, filed at the end of the first quarter, demonstrate the significant value of the Company's portfolio and support an updated mineral resource estimate and new development plan. Technical reports for each material project were filed in accordance with Subpart 1300 of Regulation S-K ("S-K 1300) and Item 601 of Regulation S-K in the United States and in accordance with National Instrument 43-101 Standards for Disclosure of Mineral Projects in Canada ("NI 43-101").

Third-party Processing Agreements

In March 2025, the Company finalized third-party processing agreements in respect of toll milling for refractory material as well as ore sales for oxide material. The agreements remain in effect through to December 31, 2027. The Company is targeting to have the anticipated refurbishment of its Lone Tree Plant complete by December 31, 2027, to allow for all material from the Company's three planned underground mines to be processed through the autoclave at the Lone Tree plant.

Working Capital Facility

On April 29, 2025, the Company finalized an amended and restated master purchase and sale agreement with Auramet International, Inc. with a term of 18 months, which serves a working capital facility (the "Auramet Agreement"). Under the Auramet Agreement, the Company may receive up to $12.0 million in prepayments for gold contained in mineralized material. During the three and nine months ended September 30, 2025, the Company delivered 3,041 and 4,495 ounces of gold, respectively, under the agreement. Total revenue recognized during the three and nine months ended September 30, 2025 amounted to $10.1 million and $15.0 million, respectively. As of September 30, 2025, the current portion of deferred revenue was $5.5 million, representing 1,605 ounces remaining to be delivered.

Bought Deal Offering and Private Placement

On May 16, 2025, the Company closed a bought deal public offering of 345.8 million units of the Company at a price of $0.50 per unit for aggregate gross proceeds of $172.9 million and net proceeds of $162.7 million. Each warrant entitles the holder to purchase one common share at a price of $0.70 until November 16, 2027. In addition to the offering, the Company closed a concurrent private placement of 25.2 million units to certain directors and officers of the Company at a price of $0.50 per unit for aggregate gross proceeds of $12.6 million. Each unit was comprised of one common share and one-half of one common share purchase warrant.

During the three months ended September 30, 2025, the Company recorded the exercise of 1.8 million warrants at an exercise price of $0.70 per share, resulting in the issuance of 1.8 million shares of common shares and cash proceeds of $1.3 million.

DISCUSSION OF OPERATIONAL RESULTS

The Company owns and operates four past producing gold properties in Nevada, one of the largest gold producing regions in the world. The Company continued to advance its exploration stage gold properties following successful exploration programs.

Granite Creek Property

The Granite Creek property includes the Granite Creek underground project, a fully permitted, constructed and operating mine and the Granite Creek open pit oxide deposit adjacent to the underground project, currently in early-stage permitting and technical work. Granite Creek underground is the Company's first brownfield project to be redeveloped and is currently ramping up towards steady-state gold output.

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

Granite Creek Property		Three months ended September 30,		Nine months ended September 30,
Operational Statistics		2025	2024	2025	2024
Oxide mineralized material mined	tonnes	15,296	19,107	54,693	44,885
Sulfide mineralized material mined	tonnes	20,083	8,198	45,928	14,633
Total oxide and sulfide mineralized material mined	tonnes	35,379	27,305	100,621	59,518
Oxide mineralized material mined grade	g/t	9.77	12.51	11.19	12.35
Sulfide mineralized material mined grade	g/t	10.65	8.31	9.12	8.72
Low-grade mineralized material mined[1]	tonnes	15,288	24,015	54,307	49,763
Low-grade mineralized material grade[1]	g/t	2.95	3.22	2.90	3.29
Waste mined	tonnes	46,796	39,664	106,205	115,466
Total material mined	tonnes	97,463	90,984	261,133	224,747
Processed mineralized material - sulfide	tonnes	35,731	—	42,746	4,702
Processed mineralized material - leach	tonnes	14,674	34,473	67,261	34,473
Total processed mineralized material	tonnes	50,405	34,473	110,007	39,175
Gold ounces sold[2]	oz	7,325	1,992	16,412	5,376
Underground mine development (pre-development)	ft	1,293	807	2,489	3,071
Drilling	ft	31,856	4,923	35,004	23,402

Financial Statistics		2025	2024	2025	2024
Mining cost (total mineralized material and waste)	$/t	134	131	158	127
Processing cost (processed mineralized material)	$/t	228	22	144	37
Site general and administrative (“G&A”) (total mineralized material mined3)	$/t	30	34	32	36
Royalties	$000s	1,488	358	3,143	1,913
Capital expenditure[4]	$000s	899	340	2,391	1,079
Pre-development, evaluation and exploration expenses	$000s	12,864	6,822	22,583	18,936
1Low-grade mineralized material extracted as part of the mining process that is below cut-off grade but incrementally economic.
2Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 58% in 2025 (2024 - 58%).
3Total mineralized material mined consists of sulfide, oxide, and low-grade mineralized material.
4Capital expenditure based on accrual basis.

Granite Creek Underground

Mineralized material mined at Granite Creek underground is processed as follows: (i) sulfide mineralized material is processed at a third-party processing facility and subject to a tolling agreement entered into in March 2025, (ii) high-grade oxide mineralized material is processed at a third-party plant and subject to an ore sales agreement, and (iii) low-grade oxide material is placed on a segregated section of the Company’s Lone Tree heap leach facility.

Mining activities for the current quarter and nine months ended September 30, 2025 exceeded the comparative prior-year periods due to increased access to mineralized material from ongoing stope development, adjustments to the mining sequence, and improving ground conditions in the upper Ogee Zone. Mined grades and tonnage continue to reconcile well at each level against the geological model. The commissioning of higher-capacity underground water pumping systems during the quarter improved operational efficiency, and continues to perform in line with expectations. The installation of a new surface groundwater well is scheduled for completion in the fourth quarter of 2025, with construction of an additional well expected to follow. The construction of the water treatment plant remains on track for completion near the end of the first quarter of 2026, which is designed to increase treatment capacity and improve water quality management for ultimate discharge, supporting the Company's long-term groundwater management objectives and future operating stability.

The Company continues to encounter elevated levels of oxide mineralized material compared to levels anticipated in the March 2025 PEA at Granite Creek. The lower-grade oxide mineralized material continues to be suitable for processing via heap leach at the Company's Lone Tree heap leach facility. During the quarter, 741 ounces of low-grade oxide material from Granite Creek were leached from the Lone Tree heap leach facility and sold.

During the quarter ended, September 30, 2025, the Company's stockpile of sulfide mineralized material which is processed under a third party toll milling agreement reached a normalized level. Under the new agreement, the material is expected to be processed within 120 days of delivery to third party process facilities.

Pre-development, evaluation, and exploration expenses were $12.9 million for the three months ended September 30, 2025 and $22.6 million for the nine months ended September 30, 2025, which were primarily related to underground development to support the continued ramp up and infill drilling to upgrade mineral resources.

Infill drilling of the South Pacific Zone, initiated in June 2025, progressed through the quarter with two underground core drilling rigs, three surface core rigs, and one reverse circulation ("RC") drill rig for a total of 31,136 feet of core drilling and 720 feet of RC drilling completed. To date, 20 of the 40 holes planned over approximately 14,000 meters have been completed. Assay results from the first six holes show robust high-grade mineralization throughout the South Pacific Zone and suggest potential to continue to expand the South Pacific Zone to the north and at depth.

This program aims to convert mineral resources from the inferred category to the indicated category and form the basis for the upcoming feasibility study and mine plan for Granite Creek Underground, which is planned for completion in the first quarter of 2026. The feasibility study will incorporate an updated mineral resource estimate reflecting drill results over the past two years, including the current drill program and will evaluate potential production and productivity improvements as the water management improves with additional lateral extent of the orebody and improved ground conditions with depth. The Company is encouraged by the operating and technical improvements at Granite Creek and continues to believe this project represents significant future value.

Granite Creek Open Pit

Following the release of the Granite Creek open pit PEA, technical work has been underway to advance the project toward either a pre-feasibility or a feasibility level study. Simultaneously technical trade off analyses are being conducted to optimize the project economics. Geotechnical and metallurgical drilling locations have been identified, and a study schedule is under management review. Geotechnical drilling in support of the selection of facility site locations is delayed due to ongoing operating permit updates for the underground, pushing the start of drilling into 2026, and resulting in a timeline that is under review to optimize the future growth plan.

Permitting activities for the open pit expansion progressed as planned, with baseline field studies completed in the period ending September 2025. An Environmental Impact Statement ("EIS") is anticipated to be required through the Bureau of Land Management ("BLM"). Granite Creek open pit has the potential to contribute to company-wide production by the end of the decade.

Ruby Hill Property

The Ruby Hill property includes the Archimedes underground project, for which construction began during the quarter, is expected to be the Company's second underground mine, and the Mineral Point open pit which is a large oxide gold and silver deposit with the potential to become the Company’s largest gold producing asset.

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

During the first quarter of 2025, the Company finalized a PEA on both the Archimedes underground and Mineral Point open pit~~.~~

At Archimedes underground, permitting for mining above the 5100-foot level is complete. Construction has been progressing above expectations and approximately, 304 feet of development has been completed as of the end of the third quarter of 2025. Drilling of the upper 426 zone has commenced in the fourth quarter and initiation of infill drilling in the Ruby Deeps zone is expected to commence in the second quarter of 2026, which will form the basis of a feasibility study expected in the first quarter of 2027, approximately 12 months earlier than indicated in the PEA. Predictive groundwater models for Archimedes underground have started with construction of the dewatering well expected to start in the fourth quarter of 2025. Permitting activities below the 5100-foot elevation are underway with an estimated completion by mid-2027 while reviewing opportunities to expedite the timeline.

The timeframe for first gold is approximately 14 months in duration from the onset of portal construction, which commenced in the third quarter. In the interim, the Company continues to leach the historic leach pads on the property, which recovers minor amounts of gold.

At Mineral Point open pit, the drill program that commenced in the second quarter of 2025 continued with two surface core drill rigs, completing approximately 12,410 feet of surface core drilling in the quarter to support geotechnical, metallurgical and hydrogeology studies for baseline data to advance permitting and engineering work. Due to the economic potential at Mineral Point, the Company is evaluating opportunities to accelerate infill drilling and technical work to support pre-feasibility and feasibility studies, subject to sufficient capital funding.

Ruby Hill Property		Three months ended September 30,		Nine months ended September 30,
Operational Statistics		2025	2024	2025	2024
Gold ounces sold	oz	730	906	1,847	1,861
Drilling	ft	12,410	—	18,149	4,032

Financial Statistics		2025	2024	2025	2024
Processing cost (processed oz)	$/oz	1,893	984	1,726	1,142
Site G&A (processed oz)	$/oz	896	432	1,095	607
Royalties	$000s	75	64	177	126
Capital expenditure[1]	$000s	621	—	1,531	118
Pre-development, evaluation and exploration expenses	$000s	4,440	393	9,529	1,105
1Capital expenditure based on accrual basis.

Capital expenditures for the three and nine months ended September 30, 2025 were primarily from the construction of a maintenance shop related to the underground access portal and purchases of light equipment.

Pre-development, evaluation and exploration expenditures of $4.4 million and $9.5 million during the current three and nine month periods, respectively, were related to preparatory work related to portal development and other surface work at Archimedes as well as costs associated with the technical drill program for Mineral Point open pit.

The construction of surface infrastructure, such as a maintenance shop and offices, to support the Archimedes underground portal is complete. Utilities such as water, power and compressed air are in place, and the highwall around the portals has been secured.

Cove Project

Cove is an advanced stage exploration project and is expected to be the Company's third underground mine. It covers 30,923 acres and is located 32 miles south of the town of Battle Mountain, in the Fish Creek Mountains of Lander County, Nevada, and lies within the McCoy Mining District. Modern exploration for copper and gold in the McCoy Mining District started in the 1960s. The Cove property is, for the most part, on land controlled by the U.S. Department of Interior, BLM and patented mining claims and consists of 100%-owned unpatented claims and twelve leased patented claims.

National Environmental Policy Act ("NEPA") permitting activities are underway with the BLM at Cove in anticipation of an EIS. i-80 Gold is actively advancing major permit applications with the goal of aligning regulatory approvals with planned development timelines. Cove is expected to be the Company's third underground mine and begin contributing to company-wide production in mid-2029.

Cove Project		Three months ended September 30,		Nine months ended September 30,
Operational Statistics		2025	2024	2025	2024
Drilling	ft	8,598	34,268	23,360	52,244

Financial Statistics		2025	2024	2025	2024
Pre-development, evaluation and exploration expenses	$000s	2,694	4,069	6,415	8,694

Over the last two years, the Company completed approximately 45,000 meters of infill drilling at Cove. Drilling was conducted across the Gap and Helen zones on approximately 30 meter spacing. The result of this work advanced our understanding of the Cove project by providing a more robust geological model, a greater understanding of the gold mineralization including continuity and grade, and increased confidence in future mineral resource delineation reinforcing the potential for a high-grade underground operation. Collectively, the program has strengthened the technical foundation required for the transition from the current PEA work towards completing a feasibility study, which is planned for completion the first quarter of 2026 and which will replace the Cove PEA filed in March 2025.

Based on this additional work, it is now anticipated that the forthcoming mineral resource estimate for Cove – to be included in the 2026 planned feasibility study – is expected to reflect a conversion of currently estimated inferred and indicated resources into higher confidence categories of resource classification. These results further validate the Company’s understanding of Cove as representing a Carlin-style mineralized system with an anticipated high degree of mineral resource conversion through additional drilling.

During the quarter, a geotechnical logging campaign commenced with two rigs with a total of 8,598 feet of a planned 17,900 feet drilled to date.

Lone Tree Processing Facility

The Lone Tree property is a historic producing mine that completed mining operations in 2006 and is located within the Battle Mountain-Eureka Trend, midway between the Company's Granite Creek property and Cove underground project. The property consists of the past-producing Lone Tree open pit mine as well as a processing plant. The Lone Tree plant (the "Plant") is currently non-operational and a construction decision on its refurbishment, subject to an engineering study, is expected in the second quarter of 2026. Processing infrastructure at Lone Tree includes an autoclave, carbon-in-leach mill, flotation mill, heap leach facility, assay lab and gold refinery, tailings dam, waste dumps and several buildings, including a warehouse, maintenance shop and administration building.

The Plant has one of three autoclave facilities in Nevada, the other two autoclaves being owned by Nevada Gold Mines Inc., a joint venture between Barrick Mining and Newmont Gold Corporation, and is a strategic asset in unlocking value from i-80 Gold’s three underground deposits once refurbished and commissioned as anticipated, by providing an owner-operated processing facility for the Company’s high-grade underground refractory material.

A feasibility-level Class 3 engineering study is nearing completion to refurbish the Plant. The refurbishment study updates an internal feasibility study completed in 2023 to incorporate design optimizations, value engineering initiatives, a filtered tailings system, and updated cost estimates to support an improved execution strategy.

The Plant is envisioned to process refractory mineralized material through the autoclave, as well as oxidized material through the carbon-in-leach ("CIL") from the Company’s three underground mines, Granite Creek, Archimedes and Cove, creating a regional hub-and-spoke mining and processing strategy. The Company has placed key positions for the initial construction execution, early works planning, and the procurement and engineering of long lead equipment.

The Plant is permitted for the existing operational components in use. The approval of new and revised permit applications pertaining to air quality, water pollution, mercury abatement, and reclamation management programs for the new Plant design remain outstanding. The Company is on track to submit the necessary applications for the environmental permits in the fourth quarter of 2025. Various construction activities will commence upon the approval of the associated permits.

In August 2025, the Board of Directors approved a limited notice to proceed to begin detailed engineering to allow for the procurement of long-lead equipment and to support the submission process for updating permits during the fourth quarter. A construction decision is expected in the second quarter of 2026.

The Lone Tree open pit project is not currently included in the new development plan.

During the third quarter,1,313 ounces of gold were sold from the Lone Tree leach pads. The leaching of the historic leach pad at Lone Tree continues to produce gold at profitable quantities. The Company plans to continue to recover ounces from the Lone Tree leach pads as long as it is economical to do so.

Lone Tree		Three months ended September 30,		Nine months ended September 30,
Operational Statistics		2025	2024	2025	2024
Gold ounces sold	oz	1,313	1,842	4,461	5,010

Financial Statistics		2025	2024	2025	2024
Processing cost (processed oz)	$/oz	1,038	697	737	732
Site G&A (processed oz)	$/oz	302	173	213	230
Capital expenditure[1]	$000s	2,776	71	3,437	578
1Capital expenditure based on accrual basis.

Capital expenditures during the three and nine months ended September 30, 2025 and in the comparative period were primarily related to the technical work on the refurbishment of the autoclave processing plant.

DISCUSSION OF FINANCIAL RESULTS

	Three months ended September 30,		Nine months ended September 30,
(in thousands of USD)	2025	2024	2025	2024
Revenue	32,019	11,509	73,903	27,107
Cost of sales	(28,354)	(15,877)	(65,611)	(43,630)
Depletion, depreciation and amortization	(547)	(552)	(1,470)	(1,003)
Gross profit (loss)	3,118	(4,920)	6,822	(17,526)

Expenses
Pre-development, evaluation and exploration	20,062	11,314	38,652	29,024
General and administrative	7,526	4,469	19,853	14,427
Property maintenance	3,297	3,466	10,610	10,569
Loss from operations	(27,767)	(24,169)	(62,293)	(71,546)

Other income and expenses, net	(7,005)	(10,330)	(27,001)	(6,091)
Interest expense	(7,095)	(8,214)	(23,993)	(25,007)
Loss before income taxes	(41,867)	(42,713)	(113,287)	(102,644)

Deferred tax expense	—	(386)	—	(1,159)
Net loss	(41,867)	(43,099)	(113,287)	(103,803)
Financial results for the three months ended September 30, 2025

Revenue

Revenue for the three months ended September 30, 2025 was $32.0 million, an increase from $11.5 million in the comparative prior year period. The increase in revenue was driven by both higher gold ounces sold and higher gold prices. During the three months ended September 30, 2025, gold ounces sold1 totaled 9,368 ounces at an average realized gold price2 of $3,412 per ounce compared to gold ounces sold1 of 4,740 at an average realized gold price1 of $2,441 per ounce during the same period of 2024.

	Three months ended September 30,
Spot price per ounce of gold ($)	2025	2024	% Change
Average	3,458	2,475	40%
Low	3,275	2,329	41%
High	3,859	2,664	45%
Average realized	3,412	2,441	40%

Cost of sales

Cost of sales for the three months ended September 30, 2025 was $28.4 million, which was an increase from $15.9 million in the comparative prior year quarter due to higher gold ounces sold1, the increase in costs largely relate to an additional $10.7 million in processing costs. During the current quarter there were gold sales from sulfide ore which required toll-milling services whereas in the prior year there were none.
Depreciation, depletion and amortization
Depreciation, depletion, and amortization expense for the three months ended September 30, 2025 was $0.5 million comparable to $0.6 million from the prior year period.
1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 58% in 2025 (2024 - 58%).
2This is a Non-GAAP Measure; please see “Non-GAAP Financial Performance Measures” section.

Pre-development, evaluation and exploration expenses

	Three months ended September 30,
(in thousands of USD)	2025	2024
Granite Creek	12,864	6,822
Ruby Hill	4,440	393
Cove	2,694	4,069
Other	64	30
Total pre-development, evaluation and exploration	20,062	11,314

For the three months ended September 30, 2025, the Company incurred $20.1 million of pre-development, evaluation and exploration expenses, 77% higher compared to the three month period ended September 30, 2024, reflecting the increased activity to advance key development milestones across all five core projects within its development plan. At Granite Creek, expenses increased primarily due to increased underground development expenditures, largely related to dewatering infrastructure, along with drilling costs and other technical work related to the preparation of a feasibility study targeted for the first quarter of 2026. At Ruby Hill, spending increased due to drilling at Mineral Point for hydrogeologic, geotechnical, and metallurgical purposes to advance permitting and technical reports. Cove pre-development, evaluation and exploration expenditures decreased in the current quarter compared to the prior year quarter as the infill drilling was largely completed in the first quarter of 2025, however a geotechnical drill program is currently underway to support the planned feasibility study for the first quarter of 2026.

General and administrative

For the three months ended September 30, 2025, general and administrative expenses are higher compared to the prior year period primarily due to the revaluation of share based compensation based upon the increase in the Company's share price.
Other expense

	Three months ended September 30,
(in thousands of USD)	2025	2024
Loss on fair value measurement on Convertible Loans	(863)	(721)
Loss on fair value measurement of warrant liabilities	(5,400)	(3,587)
Loss on Gold Prepay Agreement	(4,209)	(5,912)
Gain (loss) on Silver Purchase Agreement	2,860	(1,276)
Interest income on restricted cash	357	424
Other income	292	449
(Loss) gain on foreign exchange	(42)	293
Total other expense	(7,005)	(10,330)

Loss on revaluation of the fair value of warrants and Convertible Loans derivatives was driven by changes in the Company’s share price during the period. The Company’s share price rose during the third quarter, increasing the loss.
Gain (loss) on Gold Prepay Agreement and Silver Purchase Agreement was comprised of realized losses due to metal prices compared to agreement inception prices on settlement as well as unrealized fair value measurement gains and losses which are driven by changes in the gold and silver forecast prices during the period.

Interest Expense

	Three months ended September 30,
(in thousands of USD)	2025	2024
Interest accretion on Gold Prepay Agreement	1,197	2,815
Interest accretion on Convertible Loans	2,851	2,880
Interest accretion on Convertible Debentures	1,613	1,459
Interest accretion on Silver Purchase Agreement	1,018	706
Amortization of finance costs	338	354
Other interest expense	78	—
Total interest expense	7,095	8,214

Interest expense for the three months ended September 30, 2025 was $7.1 million, decrease of $1.1 million compared to the prior year quarter. The decreased interest expense was primarily related to Gold Prepay Agreement interest accretion that has decreased as a result of settlements.
Financial results for the nine months ended September 30, 2025
Revenue

Revenue for the nine months ended September 30, 2025 was $73.9 million, an increase of 173% from $27.1 million in the comparative prior year period. The increase in revenue was equally driven by higher ounces sold1 at Granite Creek and higher average realized gold prices2. During the nine months ended September 30, 2025, gold ounces sold1 totaled 22,720 ounces at an average realized gold price2 of $3,243 per ounce, compared to 12,247 ounces at an average realized gold price2 of $2,422 per ounce during the same period of 2024.

	Nine months ended September 30,
Spot price per ounce of gold ($)	2025	2024	% Change
Average	3,207	2,295	40%
Low	2,635	1,985	33%
High	3,859	2,664	45%
Average realized	3,243	2,422	34%
Cost of sales

Cost of sales for the nine months ended September 30, 2025 was $65.6 million, which was an increase from $43.6 million in the comparative prior year period, largely driven by an increase in gold ounces sold1, partially offset by decreased inventory write-downs of $4.0 million compared to $12.1 million in the comparative period of 2024. The current period write-down is mainly due to higher processing fees related to sulfide mineralized material and heap leach material at Granite Creek. During the nine months ended September 30, 2025, there were gold sales from sulfide ore which required toll-milling services whereas in the prior year there were none.
Depreciation, depletion and amortization

Total depreciation, depletion, and amortization expense for the nine months ended September 30, 2025 increased compared to the prior year period mainly due to higher leach pad depreciation related to Granite Creek material which began in the fourth quarter of 2024.
Pre-development, evaluation and exploration expenses

	Nine months ended September 30,
(in thousands of USD)	2025	2024
Granite Creek	22,583	18,936
Ruby Hill	9,529	1,105
Cove	6,415	8,694
Other	125	289
Total pre-development, evaluation and exploration expenses	38,652	29,024

1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 58% in 2025 (2024 - 58%).
2This is a Non-GAAP Measure; please see “Non-GAAP Financial Performance Measures” section.

For the nine months ended September 30, 2025, the Company incurred $38.7 million of pre-development, evaluation and exploration expenses compared to $29.0 million of expenses for nine months ended September 30, 2024. Increases in pre-development, evaluation and exploration expenses for the nine months ended September 30, 2025 were related to the underground development at Granite Creek, largely related to dewatering infrastructure, as well as drilling costs and other technical work related to the preparation of a feasibility study targeted for the first quarter of 2026. Cove pre-development, evaluation and exploration expenditures decreased in the nine months ended September 30, 2025 compared to the prior year period as the infill drilling was largely completed in the first quarter of 2025.

General and administrative

For the nine months ended September 30, 2025, general and administrative expenses are higher compared to the prior year period primarily due to the revaluation of share based compensation based upon the increase in the Company's share price.
Other expense

	Nine months ended September 30,
(in thousands of USD)	2025	2024
(Loss) gain on fair value measurement of Convertible Loans	(1,536)	8,424
(Loss) gain on fair value measurement of warrant liabilities	(5,126)	687
Loss on sales from Gold Prepay Agreement	(14,883)	(11,888)
Loss on Silver Purchase Agreement	(6,602)	(6,579)
Interest income on restricted cash	1,044	1,339
Other (expense) income	(24)	1,253
Gain on foreign exchange	126	673
Total other expense	(27,001)	(6,091)
Loss on the valuation of the fair value of warrants and the Convertible Loans conversion option derivatives were driven by changes in the Company’s share price at each reporting period.

Loss on the Gold Prepay Agreement and Silver Purchase Agreement was comprised of realized losses due to metal prices compared to agreement inception prices on settlement as well as unrealized fair value measurement gains and losses which are driven by changes in the gold and silver forecast prices during the period.

Interest Expense

	Nine months ended September 30,
(in thousands of USD)	2025	2024
Interest accretion on Convertible Loans	8,195	8,203
Interest accretion on Gold Prepay Agreement	5,306	8,657
Interest accretion on Silver Purchase Agreement	3,126	2,409
Interest accretion on Convertible Debentures	4,681	4,262
Interest accretion on long-term debt	727	—
Amortization of finance costs	1,027	1,025
Finance expense	524	—
Other interest expense	407	451
Total interest expense	23,993	25,007

Interest expense for the nine months ended September 30, 2025 decreased compared to the prior year comparative period due to decreased interest accretion on Gold Prepay Agreement as a result of deliveries, partially offset by higher interest accretion related to the National Bank New Gold Prepay and Silver Purchase Agreement of $0.7 million.

DISCUSSION OF FINANCIAL POSITION

Balance Sheet Review
Assets
Cash and cash equivalents increased by $83.9 million from $19.0 million at December 31, 2024 to $102.9 million as at September 30, 2025. Refer to the Liquidity and Capital Resources section below for further details.

Inventory has increased to $25.2 million as at September 30, 2025 from $15.3 million as at December 31, 2024 primarily due to increased finished goods inventory due to timing of final sales.
Liabilities
Total liabilities as at September 30, 2025 were $333.2 million compared to $315.0 million as at December 31, 2024. The increase was due primarily to increases in other liabilities related to the Gold Prepay and Silver Purchase Agreement derivative which increased due to metal prices. The warrant liability has also increased due to the Company's share price.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook

	Year ended
(in thousands of USD)	September 30, 2025	December 31, 2024
Cash and cash equivalents	102,867	19,001
Working capital	3,246	(31,746)

Changes in cash and cash equivalents are discussed in the cash flow section. Working capital has increased since December 31, 2024 due to an increase in cash partially offset by current portion of long-term liabilities increasing.

The Company, through its recapitalization plan discussed in the Overview section, continues to work towards providing the necessary liquidity to execute on its development plan. In the short term, the Company is in a solid position to meet its liquidity requirements but the Company will need to raise additional capital to execute on its three phase development plan.

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

Debt

	Year ended
	September 30, 2025	December 31, 2024
Convertible Debentures	78,462	73,450
Orion Convertible Loan	63,243	57,121
Sprott Convertible Loan	6,153	5,459
Gold Prepay Agreement	9,847	31,718
Silver Purchase Agreement	17,884	23,574
Other	324	75
Total	175,913	191,397

Convertible Debentures

The Convertible Debentures bear interest at a fixed rate of 8.0% per annum and will mature on February 22, 2027. Outstanding amounts under the Convertible Debentures are convertible into common shares of the Company at any time prior to maturity at the option of the lender (a) in the case of the outstanding principal, $3.38 per common share, and (b) in the case of accrued and unpaid interest at the market price of the common shares at time of the conversion of such interest less a 15% discount. As at September 30, 2025, total principal and accrued interest was $80.0 million.

On February 28, 2025, the Company entered into a supplemental indenture to effect certain amendments to the Indenture as described in the Financing Overview section.

Orion Convertible Loan

The Orion Convertible Loan bears interest at a rate of 8.0% annually and has a maturity of date of June 30, 2026. As at September 30, 2025, total principal and accrued interest was $67.8 million.

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

Sprott Convertible Loan

The Sprott Convertible Loan bears interest at a rate of 8.0% annually and matures on December 9, 2025. As at September 30, 2025, total principal and accrued interest is $6.2 million.

Gold Prepay Agreement

On December 13, 2021, the Company entered into a Gold Prepay Agreement with Orion, which was later amended in April 2022 to adjust the quantity of the quarterly deliveries for aggregate deliveries of 30,400 ounces of gold which was satisfied as at September 30, 2025.

On September 20, 2023, the Company entered into the amended and restated Gold Prepay Agreement with Orion pursuant to which the Company received aggregate gross proceeds of $20.0 million (the "2023 Gold Prepay Accordion") structured as an additional accordion under the existing Gold Prepay Agreement. The 2023 Gold Prepay Accordion will be repaid through the delivery by the Company to Orion of 13,333 ounces of gold. The first delivery occurred on March 31, 2024, and the last delivery will occur on December 31, 2026.

As at September 30, 2025, the total liability is $9.8 million and the embedded derivative for the Gold Prepay Agreement was $8.8 million with 5,550 ounces of gold remaining to be delivered under the agreement.

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

As at September 30, 2025 the total liability is $17.9 million and the embedded derivative for the Silver Purchase Agreement was $12.4 million with remaining ounces to be delivered under the minimum delivery of 94,576 oz and the future silver production from Granite Creek and Ruby Hill properties at a range of 10% to 50% of total production.

Gold Prepay Agreement and Silver Purchase Agreement deferral

The Gold Prepay Agreement delivery scheduled for December 31, 2024, and the Silver Purchase Agreement delivery scheduled for January 15, 2025, were deferred to March 31, 2025. On January 15, 2025, in connection with Waiver Agreements, i-80 Gold issued Orion five million common share purchase warrants priced at C$1.01. The 2025 Orion Warrants have a four-year term. In addition, i-80 Gold and Orion entered into the Orion Offtake Agreement. The Orion Offtake Agreement has similar terms to the existing agreement with Vox Royalty Corp. and will commence once the current offtake agreement expires at the end of December 2028. As amended by the Waiver Agreements there was a requirement to satisfy minimum cash requirements through March 31, 2025 have been satisfied.

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

Working Capital Facility

On April 29, 2025, the Company finalized a master purchase and sale agreement with Auramet International, Inc. Under the Auramet Agreement, the Company can receive a prepayment of up to $12.0 million for gold contained in mineralized material. The Company recognized this contract as a revenue contract however the agreement provides the Company working capital flexibility.

During the three and nine months ended September 30, 2025, the Company delivered 3,041 and 4,495 ounces of gold, respectively, under the agreement. As of September 30, 2025, the current portion of deferred revenue was $5.5 million, representing 1,605 ounces remaining to be delivered. Under the Auramet Agreement $5.5 million prepayment remains available as at September 30, 2025.
Equity

Outstanding share data	As of November 12, 2025
Common Shares	826,281,972
Warrants	223,590,525
Stock Options	8,856,490
Restricted Share Units ("RSU")	14,461,505
Performance Share Units ("PSU")	3,980,376
Deferred Share Units ("DSU")	2,111,085

Share Capital

During the three and nine months ended September 30, 2025 and 2024 the Company issued the following shares:

		Nine months ended
(in thousands of U.S. dollars and shares)		September 30, 2025		September 30, 2024
		Number of shares issued	Amounts	Number of shares issued	Amounts
Bought deal offering	(a)	345,760	152,941	69,698	70,403
Private placement	(a)	25,240	11,788	13,064	17,056
Prospectus offering and private placement	(b)	29,210	16,014	—	—
ATM Program	(c)	4,341	2,426	11,498	12,746
Share purchase warrants	(d)	1,801	1,363	—	—
Share-based compensation		435	351	944	2,010
Contingent Payments	(e)	—	—	2,727	3,564
		406,787	$184,883	97,931	$105,779

Bought Deal Offering and Private Placement

(a) On May 16, 2025, the Company closed a bought deal public offering of 345.8 million units of the Company at a price of $0.50 per unit for aggregate gross proceeds of $172.9 million and net proceeds of $162.7 million. In addition to the bought deal offering, the Company closed a concurrent private placement of 25.2 million units to certain directors and officers of the Company at a price of $0.50 per unit for aggregate gross proceeds of $12.6 million. Each unit was comprised of one common share and one-half of one common share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.70 until November 16, 2027.

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

ATM Program

(c) During the nine months ended September 30, 2025, the Company issued 4.3 million common shares under the ATM Program for total gross proceeds of $2.5 million (nine months ended September 30, 2024 - 11.5 million common shares for total gross proceeds of $13.1 million).

Share Purchase Warrants

(d) During the three months ended September 30, 2025, the Company recorded the exercise of 1.8 million warrants at an exercise price of $0.70 per share, resulting in the issuance of 1.8 million shares of common shares and cash proceeds of $1.3 million.

Contingent Payment

(e) On February 9, 2024, the Company issued 1.6 million common shares to Waterton at a price of C$1.80 as partial consideration of the contingent value rights payment related to Granite Creek due upon production of the first ounce of gold following a 60 consecutive day period where gold prices have exceeded $2,000 per ounce.

On March 20, 2024, the Company issued 1.1 million common shares to Waterton at a price of C$1.73 as partial consideration of the contingent value rights payment related to Granite Creek.

Cash Flows

	Three months ended September 30,		Nine months ended September 30,
(in thousands of U.S. dollars, unless otherwise noted)	2025	2024	2025	2024
OPERATING ACTIVITIES
Net loss	$(41,867)	$(43,099)	$(113,287)	$(103,803)
Adjustments	20,154	21,057	63,395	39,153
Net change in operating assets and liabilities	6,467	(1,453)	610	(8,627)
Cash used in operating activities	$(15,246)	$(23,495)	$(49,282)	$(73,277)

INVESTING ACTIVITIES
Capital expenditures on property, plant and equipment	(3,252)	(290)	(4,702)	(1,513)
Disposal proceeds	—	—	—	425
Cash used in investing activities	$(3,252)	$(290)	$(4,702)	$(1,088)

FINANCING ACTIVITIES
Proceeds from shares issued in equity offerings	(1,171)	12,568	193,924	109,023
Contingent payments	—	—	—	(1,436)
Principal repayment on Gold Prepay Agreement	(11,918)	(14,101)	(42,907)	(23,818)
Principal repayment on Silver Purchase Agreement	(37)	—	(11,028)	(8,387)
Net proceeds from New Gold Prepay and Silver Purchase Agreement	—	—	31,045	—
Principal repayment on New Gold Prepay and Silver Purchase Agreement	—	—	(31,045)	—
Stock option exercises	1,261	38	1,269	933
Finance fees paid	—	(564)	(2,053)	(1,514)
Other	(16)	(35)	(75)	(199)
Cash (used in)/provided by financing activities	$(11,881)	$(2,094)	$139,130	$74,602

Change in cash, cash equivalents and restricted cash during the period	(30,379)	(25,879)	85,146	237
Cash, cash equivalents and restricted cash, beginning of period	175,003	87,263	59,290	60,765
Effect of exchange rate changes on cash held	(69)	291	119	673
Cash, cash equivalents and restricted cash, end of period	$144,555	$61,675	$144,555	$61,675

Cash flows for the three months ended September 30, 2025

Cash used in operating activities for the three months ended September 30, 2025, was $15.2 million compared to $23.5 million cash used in operating activities in the comparative period in 2024. The change in cash used in operating activities for the three months ended September 30, 2025 was primarily due to a positive change in comparative working capital.

Cash used in investing activities was primarily for autoclave studies at Lone Tree, Granite Creek water treatment plant and surface construction for Ruby Hill underground.

Cash used in financing activities for the three months ended September 30, 2025 was $11.9 million compared to cash used in financing activities of $2.1 million in the comparative period of 2024. Cash used in financing activities for the three months ended September 30, 2025, was higher than the comparative period primarily due to proceeds from ATM offerings received in the third quarter of 2024 partially offsetting principal repayments on the Gold Prepay Agreement during that period.

Cash flows for the nine months ended September 30, 2025

Cash used in operating activities for the nine months ended September 30, 2025, was $49.3 million compared to $73.3 million cash used in operating activities in the prior year period. The decrease in cash used in operating activities was due to increased gross profit and a positive change in comparative working capital of $9.2 million.

Cash used in investing activities for the nine months ended September 30, 2025 was $4.7 million compared to $1.1 million in the prior year. Cash used in investing activities for the nine months ended September 30, 2025 was primarily driven by capital expenditures related to autoclave studies at Lone Tree and construction in preparation of portal access at Archimedes underground.

Cash provided by financing activities for the nine months ended September 30, 2025 was $139.1 million compared to $74.6 million for the nine months ended September 30, 2024. Cash provided by financing activities for the nine months ended September 30, 2025 was higher than the prior year due to higher proceeds from the share issued in brokered placement and equity issuances, partially offset by principal repayments made on the Gold Prepay Agreement and Silver Purchase Agreement.

COMMITMENTS AND CONTINGENCIES

The Company has described its commitments and contingencies in to Note 16 of the Financial Statements for the three and nine months ended September 30, 2025.

RELATED PARTY TRANSACTION

The Company has described related party transactions in Note 15 of the Financial Statements for the three and nine months ended September 30, 2025.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting policies and estimates used to prepare our financial statements are discussed with our audit committee as they are implemented. There were no significant changes in our critical accounting policies or estimates since the Annual Report Form 10-K for December 31, 2024. For further details on the Company’s accounting policies and estimates, refer to the Company’s Financial Statements for the three and nine months ended September 30, 2025.

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

"Adjusted loss” and “adjusted loss per share” are non-GAAP financial performance measures that the Company considers to better reflect normalized earnings because it eliminates temporary or non-recurring items such as: (loss) gain on warrants, (loss) gain on Convertible Loans, and loss on fair value measurement of Gold Prepay Agreement and Silver Purchase Agreement. Adjusted loss per share is calculated using the weighted average number of shares outstanding under the basic calculation of earnings per share.

Average realized gold price per ounce of gold sold1

	Three months ended September 30,		Nine months ended September 30,
(in thousands of U.S. dollars, unless otherwise noted)	2025	2024	2025	2024
Consolidated
Revenue	32,019	11,509	73,903	27,107
Processing costs recognized in revenue	—	63	—	2,632
Silver revenue	(51)	(1)	(220)	(72)
Gold revenue	31,968	11,571	73,683	29,667
Gold ounces sold¹	9,368	4,740	22,720	12,247
Average realized gold price ($/oz)	3,412	2,441	3,243	2,422

Lone Tree
Revenue	4,642	4,522	14,426	11,506
Silver revenue	(9)	(1)	(45)	(29)
Gold revenue	4,633	4,521	14,381	11,477
Gold ounces sold	1,313	1,842	4,461	5,010
Average realized gold price ($/oz)	3,529	2,454	3,224	2,291

Ruby Hill
Revenue	2,520	2,105	6,198	4,232
Silver revenue	(42)	—	(175)	(43)
Gold revenue	2,478	2,105	6,023	4,189
Gold ounces sold	730	906	1,847	1,861
Average realized gold price ($/oz)	3,395	2,323	3,261	2,251

Granite Creek
Revenue	24,857	4,882	53,279	11,369
Processing costs recognized in revenue	—	63	—	2,632
Gold revenue	24,857	4,945	53,279	14,001
Gold ounces sold[1]	7,325	1,992	16,412	5,376
Average realized gold price ($/oz)	3,393	2,482	3,246	2,604

Adjusted loss1

Adjusted loss and adjusted loss per share exclude a number of temporary or one-time items detailed in the following table:

	Three months ended September 30,		Nine months ended September 30,
(in thousands of U.S. dollars, unless otherwise noted)	2025	2024	2025	2024

Net loss	$(41,867)	$(43,099)	$(113,287)	$(103,803)
Adjust for:
(Loss) gain on fair value measurement of Convertible Loans	(863)	(721)	(1,536)	8,424
(Loss) gain on fair value measurement of warrant liability	(5,400)	(3,587)	(5,126)	687
Loss on Gold Prepay Agreement and embedded derivative	(4,209)	(5,912)	(14,883)	(11,888)
Gain (loss) on Silver Purchase Agreement and embedded derivative	2,860	(1,276)	(6,602)	(6,579)
Total adjustments	$(7,612)	$(11,496)	$(28,147)	$(9,356)
Adjusted loss	$(34,255)	$(31,603)	$(85,140)	$(94,447)
Weighted average shares	815,610,094	386,474,070	619,780,680	350,581,065
Adjusted loss per share	$(0.04)	$(0.08)	$(0.14)	$(0.27)
Adjusted loss is higher in the three and nine months ended September 30, 2025 due to increased pre-development and exploration expenses partially offset by higher gross profit.
1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 58% in 2025 (2024 - 58%)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The CEO and the CFO have designed disclosure controls and procedures or have caused them to be designed under their supervision, in order to provide reasonable assurance that (i) material information relating to the Company has been made known to them; and (ii) information required to be disclosed in the Company’s filings is recorded, processed, summarized and reported within the time periods specified in securities legislation. There were no changes made to i-80 Gold’s disclosure controls and procedures in the three and nine months ended September 30, 2025. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

ITEM 5. OTHER INFORMATION

(a)None

(b) During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or regulation S-K.

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

Date: November 12, 2025

i-80 Gold Corp

	By:	/s/ Richard Young
	Name:	Richard Young
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan Snow
	Name:	Ryan Snow
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)