Form 10-K
period 2025-12-31
i-80 Gold Corp.
filed 2026-02-19
CIK 1853962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____ to ____
Commission File Number: 001-41382
I-80 GOLD CORP.
(Exact Name of Registrant as Specified in Its Charter)

British Columbia	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 York Street, Suite 1802 Toronto, Ontario, Canada	M5H 3S5
(Address of Principal Executive Offices)	(Postal Code)

(775) 525-6450 (Registrant’s Telephone Number, Including Area Code) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	IAUX	NYSE American LLC
Warrants to Purchase Common Shares	IAUX WS	NYSE American LLC
Common Shares	IAU	The Toronto Stock Exchange
Warrants to Purchase Common shares	IAU.WT.U	The Toronto Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the last sale price on the NYSE American LLC (“NYSE American”) of the registrant’s common shares on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) of $0.60 per share, the aggregate market value of the voting common shares held by non-affiliates was approximately $487,188,980.

As of February 19, 2026, the registrant had 840,102,280 common shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2026, in connection with the registrant’s fiscal year 2025 annual meeting of shareholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements or information within the meaning of Canadian securities laws and the Unites States Private Securities Litigation Reform Act of 1995, including but not limited to management's assessment of the Company's future plans and operations; the anticipated timing of permitting the Lone Tree Plant, construction and commissioning; the anticipated benefits of the refurbished processing plant including to cash margins and recoveries; the anticipated cost and payback period of the refurbishment plan; the perceived merit of projects or deposits; the impact, timing, and execution of the Company’s new development plan; the anticipated timing of permitting, production, project development, the Financing Package comprising part of the recapitalization plan, or completion dates for feasibility studies, technical studies, and recapitalization plan; execution and timing of all asset advancements in the Financing Package and the new development plan; that ramp-up activities at Granite Creek will lead to steady state production; the Granite Creek dewatering campaign; the potential to utilize the autoclave infrastructure at the Lone Tree Plant to process mineralized material pending the outcome of the 2025 refurbishment; that Mineral Point will become the Company’s largest producing asset and is expected to provide the biggest step change in company-wide production; the successful permitting of each project; the ability to further de-risk the development pipeline; the timing, completion and results of the Company’s drill programs; the inclusion of drill results in future feasibility studies; that any of the projects will reach commercial production; and the Company’s ability to achieve mid-tier production status; outlook on gold output; the anticipated growth expenditures; the anticipated timing of permitting, production, project development or technical studies; the timing and completion of the Financing Package, including the royalty sale with Franco-Nevada Corporation and the gold prepayment facility with National Bank of Canada and Macquarie Bank Limited; the Company's 2026 production, operating and development cost guidance; the anticipated timing for water treatment plant completion at Granite Creek; expected conversion of mineral resources to higher confidence categories at Cove; anticipated commissioning of the Lone Tree Plant by the end of 2027; the expected timing of first gold from upper Archimedes; the anticipated retirement and replacement of existing convertible debentures; and the potential sale of a non-core asset constitutes forward looking statements or forward-looking information within the meaning of applicable securities laws.

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

The Company's actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements and, accordingly, no assurance can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what benefits, if any, that the Company will derive therefrom. By their nature, forward looking statements are subject to numerous risks and uncertainties, some of which are beyond the Company’s control, including general economic and industry conditions, volatility of commodity prices, title risks and uncertainties, the ability to access sufficient capital from internal and external sources such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. The Company's ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time, currency fluctuations, construction and operational risks, licensing and permit requirements, environmental risks, competition from other industry participants, the lack of availability of qualified personnel or management, imprecision of mineral resource, or production estimates. Additional risks include uncertainties related to completion of the Financing Package and satisfaction of customary closing conditions; risks associated with the refurbishment of the Lone Tree Plant, including cost overruns and construction delays; risks related to third-party toll milling arrangements and processing delays; uncertainties regarding water management and groundwater inflows at Granite Creek; risks related to the conversion of mineral resources and the results of feasibility studies; and the ability of the Company to retire and replace existing debt obligations on favorable terms. Please see “Risks Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for more information regarding risks regarding the Company which is available on EDGAR at www.sec.gov/edgar and SEDAR+ at www.sedarplus.ca. All forward-looking statements contained in this Annual Report om Form 10-K speak only as of the date of this Annual Report on Form 10-K or as of the dates specified in such statements. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as required by applicable law.

PART I
ITEM 1. BUSINESS
Unless otherwise indicated or the context otherwise requires, use of the terms "Company", "i-80" and "i-80 Gold" in this Annual Report refer to i-80 Gold Corp. and its direct and indirect subsidiaries as of the date of this Annual Report, or other entities controlled by them, on a consolidated basis, notwithstanding that such direct and indirect subsidiaries may not have been controlled by them at all relevant times, including December 31, 2025.

Form and Year of Incorporation

i-80 Gold Corp. was incorporated on November 10, 2020 pursuant to the Business Corporations Act (British Columbia) ("BCBA"), as a wholly-owned subsidiary of Premier Gold Mines Limited ("Premier") for the purposes of effecting a plan of arrangement (the "Plan of Arrangement") under Section 182 of the Business Corporations Act (Ontario) (the "Arrangement"). The Arrangement was completed on April 7, 2021. Under the Arrangement, among other things, Premier transferred all of its ownership interest in Premier Gold Mines USA, Inc. ("Premier USA") to the Company and spun out 70% of the issued and outstanding common shares of the Company (the "Common Shares") to shareholders of Premier. As a result of the Arrangement, the Company became a public company and a "reporting issuer" under applicable Canadian securities laws and is no longer a subsidiary of Premier. Trading of the Common Shares commenced on the Toronto Stock Exchange ("TSX") on April 13, 2021 under the stock symbol "IAU", and on the NYSE American exchange ("NYSE") on May 19, 2022 under the stock symbol "IAUX". The Company's registered and records office is located at Suite 2500 Park Place, 666 Burrard Street, Vancouver, British Columbia, V6B 2X8. The Company's head office is located at 5190 Neil Road, Suite 460, Reno, Nevada, 89502 and its principal executive office is located at 150 York Street, Suite 1802, Toronto, Ontario, Canada M5H 3S5.

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

General Description of the Business

Principal Products and Markets

The Company is a Nevada-focused, growth-oriented gold and silver company engaged in the exploration and advancement of gold and silver mineral deposits. The Company's mineral properties include: (i) a 100% interest in the McCoy-Cove gold properties located on the Battle Mountain-Eureka Trend in Lander County, Nevada (collectively, the "Cove Project" or "Cove"); (ii) a 100% interest in the Granite Creek gold properties (formerly referred to as the Getchell project) located at the intersection of the Getchell gold belt and the Battle Mountain-Eureka Trend in Humboldt County, Nevada, which includes both an underground mine and an open pit project (collectively, the "Granite Creek Projects" or "Granite Creek"); (iii) a 100% interest in the Lone Tree and Buffalo Mountain gold deposits and Lone Tree processing complex (the "Lone Tree Plant"), located midway between the Company's Cove and Granite Creek Projects in Humboldt County, Nevada (collectively, the "Lone Tree Project" or "Lone Tree"); (iv) a 100% interest in the Ruby Hill property located along the Battle Mountain-Eureka Trend in Eureka County, Nevada which includes an underground project, referred to as "Archimedes", and an open pit gold deposit referred to as "Mineral Point", collectively the "Ruby Hill Projects" or "Ruby Hill"; and (v) a 100% interest in the FAD property located along the Battle Mountain-Eureka Trend in Eureka County, Nevada (the "FAD Project" or "FAD").

The below figure shows the location of the Cove, Granite Creek, Lone Tree, Ruby Hill, and FAD projects within the State of Nevada. Each of the Cove, Granite Creek, and Ruby Hill projects are considered advanced properties within the meaning of NI-43-101 and material properties under S-K 1300. Under S-K 1300, all our properties are exploration stage as no mineral reserves have been defined. As of the date of this Annual Report, the Company does not consider the FAD Project to be a material property within the meaning of NI 43-101 or S-K 1300.

The Company's business strategy is focused on creating value for stakeholders through its ownership and advancement of its mineral properties. In November 2024, the Company announced a new development plan, which outlined a path for advancing the Company’s Nevada gold projects to create a mid-tier gold producer. As part of the development plan, the Lone Tree Plant is expected to be refurbished to serve as a central hub for processing refractory material from the Company’s three anticipated high-grade underground mines: Granite Creek, Archimedes, and Cove. The plan also includes simultaneously accelerating permitting activities, technical work, and the development of two large oxide open pit deposits: Granite Creek open pit and the Mineral Point open pit which is located within the Ruby Hill Project area. The Company considers this development plan to be the most effective strategy to generate near term and sustainable free cash flow as it prioritizes high-grade underground projects while progressing earlier stage projects to provide a pipeline of growth over the medium and long term. In conjunction with the new development plan, the Company initiated a recapitalization plan to strengthen its balance sheet to support the new development plan. The recapitalization plan is well underway and expected to be completed March 31, 2026.

Preliminary Economic Assessments/Initial Assessments covering the Company’s five gold projects were filed in March 2025 and outline three focus areas of growth over the next three years to support the advancement of the Company’s gold projects. These growth areas, which are discretionary and subject to available resources, ranked from highest priority are: (i) advancing permitting activities, (ii) completing pre-feasibility and feasibility studies, and (iii) development work at Archimedes underground. The completion of the recapitalization plan allows for the refurbishment of the Lone Tree Plant, which is a key element in the first phase of the development plan.

Granite Creek underground is the Company's first brownfield project to be redeveloped and is currently ramping up towards steady-state gold output. In the second half of 2025, construction was initiated at Archimedes underground and the Company's board of directors (the "Board") approved a limited notice to proceed with detailed engineering to allow for the procurement of long-lead equipment and the commencement of permitting updates for the refurbishment of the Lone Tree Plant. The Board has subsequently approved the refurbishment of the Lone Tree Plant. Commissioning of the Lone Tree Plant is expected to begin in the fourth quarter of 2027. Upon commissioning, the Lone Tree Plant is anticipated to begin processing refractory material from the Company’s Granite Creek and Archimedes underground mines. Prior to the commissioning, both underground projects are expected to process refractory material under a third-party autoclave toll-milling agreement.

The Lone Tree open pit project has a variety of financial, technical, environmental and social issues to be addressed. It is expected that the project will likely remain deferred for the foreseeable future.

Distribution Methods

The Company is engaged in the exploration, advancement and extraction of gold and silver deposits in the State of Nevada. The Company's principal objective is to become a sustainable gold and silver producer. There are global markets for gold and silver into which the Company can sell its gold and, as a result, notwithstanding the Vox Offtake Agreement and the Orion Offtake Agreement (each described below), the Company is not dependent on a particular purchaser with regard to the sale of any gold that it produces. As noted above, the Company's metals are expected to be processed through a combination of internal and third-party facilities through 2027. The Company expects that beginning in 2028 all materialized materials will be processed through internal processing facilities.

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

The Company is currently active only in the State of Nevada, which has established environmental standards and regulations that the Company strives to exceed. The Company's environmental performance is overseen at the Board level and environmental performance is the responsibility of the Company. In common with other natural resources and mineral processing companies, the Company's operations generate hazardous and non-hazardous waste, effluent and emissions into the atmosphere, water and soil in compliance with local and international regulations and standards. There are numerous environmental laws in the United States that apply to the Company's operations, exploration, development projects and land holdings. These laws address such matters as protection of the natural environment, air and water quality, emissions standards and disposal of waste. In accordance with applicable state laws, the Company currently has in place surety bonds in the aggregate amount of $137.7 million in favor of either the United States Department of the Interior, Bureau of Land Management or the State of Nevada, Department of Conservation and Natural Resources, as financial support for environmental reclamation and exploration permitting at its properties.

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

Employees

As at the date hereof, the Company has 133 employees across all of its operations.

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

Recent Developments in the Business
Development Plan Updates

As described above under Principal Products and Markets, in November, 2024 the Company announced a new development plan following a review of the strategic direction of the Company requested by the newly appointed CEO in September of 2024. The new development plan includes the development of three underground mines, as well as accelerating technical studies, permitting activities, and the development of two large oxide open pit deposits, one at Granite Creek and the other, Mineral Point, within the Ruby Hill Project area. As well as the refurbishment of the Lone Tree Plant. The new development plan is viewed by the Company as the most effective strategy to generate free cash flow while progressing earlier stage projects to provide a pipeline of growth over the medium and long term.
In conjunction with the development plan, the Company initiated a recapitalization of its balance sheet to support the new development plan. The Lone Tree Plant remains the centralized refractory mineral processing facility for the three planned underground mines within the new development plan. In August of 2025, the Board approved a limited notice to proceed in 2025 with detailed engineering to allow for the procurement of long-lead equipment and the commencement of permitting updates for the refurbishment of the Lone Tree Plant. In February 2026 the Board fully approved proceeding with the Lone Tree Plant refurbishment project.

Further, Management reported that a base metal focused joint venture on the Ruby Hill property does not fit the new development plan and gold-focused strategy. Given the Company’s balance sheet constraints and additional capital required for the new development plan, all higher risk projects with low certainty of economic viability have been terminated or deferred. The Company will consider focusing on such projects when the balance sheet is in a stronger position and the Board approves allocating risk capital to these types of projects.

Orion Convertible Loan

On January 15, 2025, the Company completed the amendment and restatement of its convertible credit agreement with an affiliate of Orion ("Orion Convertible Loan"). As a result, the conditions relating to the deferral of gold and silver deliveries, and the extension of the Orion Convertible Loan (collectively, the "Waiver Agreements") required to be completed to date have been satisfied.

Further to the Orion Convertible Loan, Orion and i-80 Gold extended the maturity date by six months from December 13, 2025, to June 30, 2026, and certain security was put in place to secure the Company’s obligations thereunder. Additional security against the Company’s Ruby Hill and Granite Creek projects was put in place on March 31, 2025. In connection with the extension of the Orion Convertible Loan, the Company issued five million common share purchase warrants to Orion with an exercise price of C$1.01 and an expiry date of January 15, 2029 (the “2025 Orion Warrants”).

In addition, in February 2025, i-80 Gold and Orion entered into an offtake agreement (the “Orion Offtake Agreement”). The Orion Offtake Agreement has similar terms to the Company's existing offtake agreement and commences once the current offtake agreement with Vox Royalty Corp. (the "Vox Offtake Agreement") expires at the end of December 2028.

Non-Brokered Prospectus Offering

On January 31, 2025, the Company announced the closing of its previously announced non-brokered prospectus offering of 28,212,593 Common Shares (the “Offered Shares”) at a price of C$0.80 per Offered Share for aggregate gross proceeds to the Company of approximately C$22,570,074.

The Offered Shares were offered in each of the provinces and territories of Canada, other than Québec, pursuant to a prospectus supplement dated January 27, 2025 (the “Prospectus Supplement“) to its short form base shelf prospectus filed on June 21, 2024 (the “Shelf Prospectus“) and in the United States pursuant to the Company’s U.S. registration statement on Form F-10 (Registration No. 333-279567), which includes the Shelf Prospectus and was declared effective by the United States Securities and Exchange Commission on June 25, 2024.

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

On February 11, 2026 the Company confirmed the mailing of a conditional mandatory redemption notice to all holders of the Convertible Debentures which are expected to be redeemed, as per the terms above, on March 16, 2026 subject to completion of the anticipated net smelter royalty financing agreement with Franco-Nevada U.S. Corporation which the Company announced on February 12, 2026.

Completed PEAs/Initial Assessments for Five Gold Projects

Technical reports for each material project were filed at the end of the first quarter of 2025 in accordance with S-K 1300 and Item 601 of Regulation S-K in the United States and in accordance with NI 43-101 in Canada.

Renewal of Third-Party Processing Agreements

On March 19, 2025 the Company confirmed it had finalized the extension of two third-party processing agreements (the “Processing Agreements”) in respect of toll milling as well as ore sales for refractory and oxide material, respectively. The toll milling agreement is an extension and amendment of a prior processing agreement which expired in the fourth quarter of 2024, while the ore sales agreement is an amended and restated version of an existing agreement. The updated toll milling agreement is now extended until December 31, 2027. As part of this renewal process, the Company also confirmed that it is targeting to have the anticipated refurbishment of its autoclave facility at the Lone Tree Plant completed by December 31, 2027, to allow for all material from the Company’s underground gold mines to be processed at its autoclave facility.
The impact of the economic terms of the Processing Agreements on the anticipated life of mine cash flows for the Archimedes underground project and the Granite Creek underground project are set out in the preliminary economic assessments, also known as "Initial Assessments" for each of the Ruby Hill Projects and the Granite Creek Projects originally filed on EDGAR at www.sec.gov in 2025 and are incorporated by reference as exhibits to this Annual on the date hereof in accordance with S-K 1300 and Item 601 of Regulation S-K, and on SEDAR+ (www.sedarplus.ca) in accordance with NI 43-101, and previously disclosed in the Company's press releases dated February 18, 2025 and March 5, 2025, respectively.

New Gold & Silver Prepay Agreement & Working Capital Facility

On March 31, 2025 the Company entered into a new gold and silver prepay arrangement with National Bank of Canada ("National Bank") under which National Bank purchased approximately 6,800 ounces of gold and 345,000 ounces of silver from the Company for delivery to National Bank by September 30, 2025 or earlier, upon an infusion of capital in line with the recapitalization plan (The "National Bank Prepay"). The proceeds of the National Bank Prepay were used to satisfy the March 31, 2025 gold and silver deliveries due to an affiliate of Orion Mine Finance ("Orion") under its respective Gold Prepay and Silver Purchase and sale agreements. On May 16, 2025 the National Bank Prepay was repaid in full with proceeds from the Bought Deal Offering and Private Placement of the same date (described further below).
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

Bought Deal Offering and Private Placement

On May 16, 2025, the Company closed a bought deal public offering of 345.8 million units of the Company at a price of $0.50 per unit, comprised of one common share and one half of one common share purchase warrant (a "Warrant"), for aggregate gross proceeds of $172.9 million and net proceeds of $162.7 million. Each Warrant entitles the holder to purchase one common share at a price of $0.70 until November 16, 2027. In addition to the offering, the Company closed a concurrent private placement of 25.2 million units to certain directors and officers of the Company at a price of $0.50 per unit for aggregate gross proceeds of $12.6 million.

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
Mining operations are inherently dangerous and generally involve a high degree of risk. The Company's operations are subject to all of the hazards and risks normally encountered in the exploration, development and production of gold and silver, including, without limitation, unusual and unexpected geologic formations, seismic activity, rock bursts, cave-ins, flooding, pit wall failure, mining voids and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, personal injury or loss of life, damage to property and environmental damage, all of which may result in possible legal liability. Although the Company expects that adequate precautions to minimize risk will be taken, mining operations are subject to hazards such as fire, rock falls, geo-mechanical issues, equipment failure, failure of retaining dams around tailings disposal areas and instability of historical tailings, which may result in environmental pollution and consequent liability. The occurrence of any of these events could result in a prolonged interruption of the Company's operations that would have a material adverse effect on its business, financial condition, results of operations and prospects.
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
Upon achieving commercial production, the Company's profitability will be dependent upon the market price of gold and any other metals contained in minerals discovered. Historically, gold prices have fluctuated widely and are affected by numerous external factors beyond the Company's control, including industrial and retail demand, central bank lending, sales and purchases of gold, forward sales of gold by producers and speculators, production and cost levels in major producing regions, short-term changes in supply and demand because of speculative hedging activities, confidence in the global monetary system, expectations of the future rate of inflation, the strength of the U.S. dollar (the currency in which the price of gold is generally quoted), interest rates, terrorism and war, the spread of communicable diseases and other global or regional political or economic events. Gold and silver prices have fluctuated widely and are sometimes subject to rapid short-term changes because of speculative activities. The exact effect of these factors cannot be accurately predicted, but any one of, or any combination of, these factors may result in the Company not receiving an adequate return on invested capital and a loss of all or part of an investment in securities of the Company may result.
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
Completion of Lone Tree Plant Refurbishments and Reliance on Third-Party Processing Agreements
Pursuant to the autoclave toll milling agreement dated October 14, 2021 (the "Toll Milling Agreement"), involving Osgood LLC and a third party processor, (the "Processor"), the Processor agreed to process up to an aggregate of 1,000 tons/day of ore produced from the Granite Creek Project at its autoclave facilities, until the earlier of (i) the date the autoclave facility at the Lone Tree Plant becomes fully operational, and (ii) October 14, 2024, subject to extension by mutual agreement between the parties. In March of 2025, a new toll milling (autoclave) agreement was entered into with the Processor for a term expiring on December 31, 2027, with Ruby Hill Mining Company, LLC included as a party thereto (the "New Toll Milling Agreement").
The Company anticipates that it will process refractory material from its Granite Creek underground mine and Archimedes underground mine at the Processor's autoclave facility until such time that the autoclave facility at the Lone Tree Plant is operational. Based on the Company's completed refurbishment study, the Company's autoclave facility at the Lone Tree Plant is targeted for completion by the end of 2027. If the Lone Tree Plant autoclave refurbishment is not completed by December 31, 2027, there is no certainty that the Company will be able to arrive at a mutual agreement for extension of the New Toll Milling Agreement with the Processor. In such circumstances, if the Company is unable to obtain an extension of the New Toll Milling Agreement in a timely manner (or at all), the Company will be required to seek other arrangements for the processing of refractory material from its Granite Creek and Archimedes underground operations. There can be no certainty that such arrangement can be reached in a timely manner (or at all) on terms that are acceptable to the Company. If an extension of the New Toll Milling Agreement or an alternative arrangement cannot be obtained, the Company's underground operations at Granite Creek and Archimedes will be disrupted until such time as an extension or alternative arrangement can be reached. As the Company is dependent on third parties' autoclave facilities, there can be no assurance that there will not be interruptions in production capabilities and/or increase in production costs or reduction in profitability as a result of toll milling arrangements. In addition, under the Company’s new development plan, the Lone Tree Plant is envisioned to process material from the Company’s three underground mines, Granite Creek, Archimedes, and Cove to establish a regional hub-and-spoke mining and processing model. In the event that refurbishment and commissioning of the Lone Tree Plant is not completed as planned or at all, the Company will be delayed in its anticipated transition from toll milling to owner-operated processing.
Any delay in the refurbishment and commissioning of the Lone Tree Plant and/or any other interruptions in the Company's ability to process refractory material from its Granite Creek and Archimedes operations, will have a material adverse effect on the Company's results of operations and financial performance and condition.
The Company may continue to have negative cash flow from operating activities in future periods.
The Company had negative cash flow from operating activities for the year ended December 31, 2025. The Company cannot guarantee that it will have positive or negative cash flow from operating activities in future periods. The Company cannot provide any assurances that it will achieve sufficient revenues (if at all) or maintain profitability or positive cash flow from operating activities. If the Company does not achieve or maintain profitability or positive cash flow from operating activities, then there could be a material adverse effect on the Company's business, financial condition and results of operation, and the Company may need to deploy a portion of its working capital to fund such negative operating cash flows or seek additional sources of funding.
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
There is significant evidence of the effects of climate change on our planet and an intensifying focus on addressing these issues. Climate change is a global challenge that may have both favorable and adverse effects on our business in a range of possible ways. Mining and processing operations are energy intensive and result in a carbon footprint either directly or through the purchase of fossil-fuel based electricity. As such, the Company is impacted by current and emerging policy and regulation relating to greenhouse gas emission levels, energy efficiency, and reporting of climate change related risks. While some of the costs associated with reducing emissions may be offset by increased energy efficiency, technological innovation, or the increased demand for our metals as part of technological innovations, the current regulatory trend may result in additional transition costs at some of our operations. Governments are introducing climate-change legislation and treaties at the international, national, and local levels, and regulations relating to emission levels and energy efficiency are evolving and becoming more rigorous. Current laws and regulatory requirements are not consistent across the jurisdictions in which we operate, and regulatory uncertainty is likely to result in additional complexity and cost in our compliance efforts. Public perception of mining is, in some respects, negative and there is increasing pressure to curtail mining in many jurisdictions as a result, in part, of perceived adverse effects of mining on the environment and on local communities. Concerns around climate change may also affect the market price of our Common Shares as institutional investors and others may divest interests in industries that are thought to have more environmental impacts. While the Company is committed to operating responsibly and reducing the negative effects of our operations on the environment, our ability to reduce emissions and energy and water usage by increasing efficiency and adopting new innovation is constrained by technological advancement, operational factors, and economics. Adoption of new technologies, the use of renewable energy, and infrastructure and operational changes necessary to reduce water usage may also increase our costs significantly. Concerns over climate change, and our ability to respond to regulatory requirements and societal pressures, may have significant impacts on our operations and our reputation and may even result in reduced demand for our products.
The physical risks of climate change could also adversely impact our operations. These risks include, among other things, extreme weather events, resource shortages, changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, and extreme temperatures. Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters, such as hurricanes, earthquakes, hailstorms, wildfires, snow, ice storms, the spread of disease and insect infestations. Climate-related events such as mudslides, floods, droughts, and fires can have significant impacts, directly and indirectly, on our operations and could result in damage to our facilities, disruptions in accessing our sites with labor and essential materials or in shipping products from our mines, risks to the safety and security of our personnel and to communities, shortages of required supplies such as fuel and chemicals, inability to source enough water to supply our operations, and the temporary or permanent cessation of one or more of our operations. There is no assurance that we will be able to anticipate, respond to, or manage the risks associated with physical climate change events and impacts, and this may result in material adverse consequences to our business and to our financial results.
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

If high US tariffs are imposed on other countries and other countries retaliate with import tariffs on US products, the consequences on the capital markets and global supply chains could adversely impact the Company’s ability to raise funds and source the supplies the Company relies on to perform its planned work programs or, if available, the cost of such supplies could soar, impairing the Company’s ability to complete work programs. The eventuality, timing and rates of potential US tariffs, and the countries on which they are levied are difficult to predict at this time. However, US tariffs are likely to be met with retaliatory tariffs and a multi-country trade war against the US could develop. The Company imports products into the US and could be directly impacted by the imposition of new tariffs on goods imported. However, the economic impact of tariffs or a broader trade war, the US economy and the global economy could negatively impact capital markets and the Company’s ability to raise funds to undertake its work programs. A broader trade war has the potential to adversely impact global supply chains and make supplies required by the Company for exploration programs, construction work or operations harder to obtain or unavailable. Foreign tariffs or scarcity in the global supply chain would likely increase the cost of supplies required by the Company that are available, which could impair the Company’s ability to undertake all of the work it plans to perform. The Company has some flexibility to adjust the timing, scale of, or even cancel, many of its work programs in response to increasing costs or unavailability of supplies. The indirect effects of tariffs imposed by the US or by both countries are difficult to assess, but the potential for tariffs represents a risk to the Company’s ability to fulfill some of its key objectives.

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
The Company has no history of earnings as a stand-alone entity and does not anticipate paying dividends on the Common Shares in the foreseeable future. Several of the agreements entered into in connection with the Financing Package (as defined herein), including the Orion Convertible Loan and the Sprott Convertible Loan, and the Convertible Debentures restrict the ability of the Company to pay dividends to its shareholders. Payment of any future dividends will be at the discretion of the Board after taking into account many factors, including operating results, financial condition and anticipated cash needs. See "Dividends and Distributions".

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
The Company is an "emerging growth company" as defined in section 3(a) of the U.S. Exchange Act (as amended by the JOBS Act, enacted on April 5, 2012), and the Company will continue to qualify as an emerging growth company until the earliest to occur of: (a) the last day of the fiscal year during which the Company has total annual gross revenues of US$1,070,000,000 (as such amount is indexed for inflation every five years by the SEC) or more; (b) the last day of the fiscal year of the Company following the fifth anniversary of the date of the first sale of common equity securities of the Company pursuant to an effective registration statement under the U.S. Securities Act; (c) the date on which the Company has, during the previous three year period, issued more than US$1,000,000,000 in non-convertible debt; and (d) the date on which the Company is deemed to be a "large accelerated filer", as defined in Rule 12b–2 under the U.S. Exchange Act. The Company will qualify as a large, accelerated filer (and would cease to be an emerging growth company) at such time when on the last business day of its second fiscal quarter of such year the aggregate worldwide market value of its common equity held by non-affiliates will be US$700,000,000 or more. For so long as the Company remains an emerging growth company, it is permitted to and intends to rely upon exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. The Company cannot predict whether investors will find the Common Shares less attractive because the Company relies upon certain of these exemptions. If some investors find the Common Shares less attractive as a result, there may be a less active trading market for the Common Shares and the Common Share price may be more volatile. On the other hand, if the Company no longer qualifies as an emerging growth company, the Company would be required to divert additional management time and attention from the Company's development and other business activities and incur increased legal and financial costs to comply with the additional associated reporting requirements, which could negatively impact the Company's business, financial condition and results of operations.
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
If we were to become a “passive foreign investment company” during a U.S. taxpayer’s holding period, certain adverse U.S. federal income tax consequences may result for such U.S. taxpayer.

The Company believes that it was not a “passive foreign investment company” (a “PFIC”) within the meaning of Section 1297(a) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) for its most recently completed tax year, and based on current business plans and financial expectations, the Company expects that it will not be a PFIC for its current tax year and expects that it will not be a PFIC for the foreseeable future. However, PFIC classification is fundamentally factual in nature, generally cannot be determined until the close of the tax year in question, and is determined annually. Additionally, the analysis depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. Consequently, there can be no assurances that the Company has never been and will not become a PFIC for any tax year during which U.S. Holders hold common shares. If the Company were to be classified as a PFIC for any taxable year during a U.S. taxpayer’s holding period of common shares, then such U.S. taxpayer generally will be required to treat any gain realized upon a disposition of the common shares or any so-called “excess distribution” received on its common shares as ordinary income, and to pay an interest charge on a portion of such gain or distribution. In certain circumstances, the sum of the tax and the interest charge may exceed the total amount of proceeds realized on the disposition, or the amount of excess distribution received, by the U.S. taxpayer. Subject to certain limitations, these tax consequences may be altered if a U.S. taxpayer makes a timely and effective “qualified electing fund” (“QEF”) election under Section 1295 of the Code (“QEF Election”) with respect to the Company or a mark-to-market election under Section 1296 of the Code (“Mark-to-Market Election”) with respect to the common shares. U.S. taxpayers should be aware that there can be no assurances that the Company will satisfy the record keeping requirements that apply to a QEF or that the Company will supply U.S. taxpayers with information that such U.S. taxpayers are required to report under the QEF rules, in the event that the Company is a PFIC. Thus, U.S. taxpayers may not be able to make a QEF Election with respect to the Company or any non-U.S. subsidiary of the Company. A U.S. taxpayer who makes a Mark-to-Market Election generally must include as ordinary income each year the excess of the fair market value of the common shares over the U.S. taxpayer’s adjusted tax basis therein. Each potential investor who is a U.S. taxpayer should review the discussion below under the heading “Certain United States Federal Income Tax Considerations” in its entirety and should consult its own tax advisor regarding the tax consequences of the PFIC rules and the acquisition, ownership, and disposition of the common shares.

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

Responsibility and Communication

The Company promotes a culture where cybersecurity awareness is recognized as everyone's responsibility. Regular communications about cybersecurity risk mitigation and intrusion prevention measures are shared with senior management and the Board of i-80.

Incident History

The Company has not experienced any cybersecurity incidents during the year ended December 31, 2025, or in any prior year that resulted in interruptions to normal business operations or breaches of systems.

Governance Structure

Board and Management Oversight
•The Company is confident that any material cybersecurity threats will be brought to the attention of the Board, as the Senior Management Team includes the affirmative responsibility to periodically review risk assessments from management with respect to cybersecurity, including assessments of the overall threat landscape and related strategies and investments. One way in which the Senior Management Team fulfills that requirement is by receiving regular reports from the IT Director on not only known cybersecurity threats or incidents (including related risk assessments), but the landscape more generally, including with respect to known threats, technological advancements, best practices and current events. Management regularly reviews cyber security planning, including development and management of the program, budgeting, and participation in the incident response plan. The senior management team involved in this review includes our CEO, Chief Financial Officer ("CFO"), and the Director of IT. These reviews can also provide topics for discussion at Board and/or Audit Committee meetings. The Director of IT has a master’s degree in management information systems and over 28 years of experience. The fully staffed department includes a third-party resource dedicated to cybersecurity who monitors our threat detection and response tools for any attempted or successful hacks or other incursions into our IT environment, both externally and internally. These are reviewed and mitigated where appropriate, and escalated, if necessary, via the processes noted above.

ITEM 2. PROPERTIES

MINERAL PROJECTS

The Company is subject to the mining disclosure standards of Subpart 229.1300 of Regulation S-K – Disclosure by Registrants Engaged in Mining Operations (“S-K 1300”). The Company is also subject to NI 43-101. While the S-K 1300 rules are similar to NI 43-101 rules in Canada, they are not identical. The information in Item 2, Properties, below is common to both reports and contains pertinent information required under S-K 1300 and NI 43-101.

As used in this Form 10-K, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with S-K 1300. Except as set forth in the Item 2, all determinations of mineral resources and mineral reserves have been prepared by qualified persons who are not affiliated with the Company. Under S-K 1300, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the mineral resources can be the basis of an economically viable project. Mineral resources are not mineral reserves and do not meet the threshold for mineral reserve modifying factors, such as estimated economic viability, that would allow for conversion to mineral reserves. There is no certainty that any part of the mineral resources estimated will be converted into mineral reserves.

Except for that portion of mineral resources classified as mineral reserves, mineral resources have not demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have too high of a degree of uncertainty to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. At this time, no mineral reserves have been determined for any of the Company's properties. Estimates of inferred mineral resources may not be converted to a mineral reserve. It cannot be assumed that all or any part of an inferred mineral resource will be upgraded to a higher category. A significant amount of exploration must be completed to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource can be the basis of an economically viable project, or that it will be upgraded to a higher category.

The subsections below describe the property locations, overviews and mineral resource and mineral reserve estimates. Our material projects, as determined pursuant to S-K 1300, are the Cove Project, the Granite Creek Project, the Lone Tree Project, and the Ruby Hill Project. All of our projects are located in the State of Nevada. Further information about these properties can be found in the technical report summaries for each material project filed as exhibits to this Form 10-K as well as under the individual project descriptions below. In addition to our material projects, we also hold the FAD Project, Tabor Project and Argenta Property. All of our projects are considered exploration stage projects because the Company has not determined that mineral reserves at any of its properties pursuant to S-K 1300. With respect to Ruby Hill, Lone Tree, and Granite Creek, the Company has started extraction activities without determining mineral reserves.

Except as otherwise stated, the scientific and technical information relating to the Cove Project contained in this Form 10-K is derived from the S-K 1300 report for the Cove Project titled “S-K1300 Initial Assessment & Technical Report Summary for the Cove Project, Lander County, Nevada” effective December 31, 2024 prepared by Practical Mining LLC., TR Raponi Consulting Ltd. and Montgomery & Associates, none of whom are affiliated with the Company. The Company has also caused to be prepared the NI 43-101 technical report for the Cove Project titled “NI 43-101 Preliminary Economic Assessment for the Cove Project, Lander County, Nevada” with an effective date of December 31, 2024 which was prepared by Practical Mining LLC and TR Raponi Consulting LTD.

Except as otherwise stated, the scientific and technical information relating to the Granite Creek Project contained in this Form 10-K is derived from the S-K 1300 report for the Granite Creek Complex titled “Initial Assessment of the Granite Creek Mine, Humboldt County, NV” effective December 31, 2024 prepared by Practical Mining LLC., TR Raponi Consulting Ltd. and Global Resource Engineering, none of whom are affiliated with the Company. The Company has also caused to be prepared the NI 43-101 technical report for the Granite Creek titled “Preliminary Economic Assessment NI 43-101 Technical Report, Granite Creek Mine Project, Humboldt County, Nevada, USA” with an effective date of December 31, 2024 which was prepared by Global Resource Engineering, Ltd. and Practical Mining, LLC.

Except as otherwise stated, the scientific and technical information relating to the Lone Tree Project contained in this Form 10-K is derived from the S-K 1300 report for the Lone Tree Project titled “S-K 1300 Technical Report Summary on the Mineral Resource Estimates for the Lone Tree Deposit, Nevada” effective December 31, 2024 prepared by GeoGlobal LLC, Abani R. Samal, RM-SME, Brian Arthur, RM-SME and Paul Gates. PE, none of whom are affiliated with the Company. The Company has also caused to be prepared the NI 43-101 technical report for the Lone Tree Project titled “Technical Report on the Mineral Resource Estimates for the Lone Tree Deposit, Nevada” with an effective date of December 31, 2024 which was prepared by GeoGlobal LLC.

Except as otherwise stated, the scientific and technical information relating to the Ruby Hill Project contained in this Form 10-K is derived from the S-K 1300 report for the Ruby Hill Project titled “S-K 1300 Technical Report Summary Initial Assessment of the Ruby Hill Project, Eureka County NV” effective December 31, 2024 prepared by Forte Dynamics, Inc., Practical Mining LLC, and TR Raponi Consulting Ltd., none of whom are affiliated with the Company. The Company has also caused to be prepared the NI 43-101 technical report for the Ruby Hill Project titled “Preliminary Economic Assessment of the i-80 Gold Corp. Ruby Hill Project, Eureka County NV” with an effective date of December 31, 2024 which was prepared by Forte Dynamics, Inc., Practical Mining LLC, and TR Raponi Consulting Ltd.

Each S-K 1300 technical report summary has been filed as an exhibit to the Form 10-K and is available for review on EDGAR at www.sec.gov. Copies of technical reports for the material properties prepared in accordance with NI 43-101 are available under the Company's profile on SEDAR+. All of the technical reports are available on the Company’s website at www.i80gold.com. The Technical Report Summaries should be read in conjunction with the information in this Item 2. Properties.

Except as otherwise stated, Aaron Amoroso, a QP and an employee of the Company, has reviewed the mineral resources in this Annual Report on Form 10-K and their material assumptions as of December 31, 2025.

Summary Disclosure

The following descriptions summarize selected information about the Company's four material properties (Cove, Granite Creek, Ruby Hill, and Lone Tree) as of December 31, 2025. All of the material properties are wholly owned by the Company.

Mineral Production

The Company produced 28,196 ounces of gold for the year ended December 31, 2025, 21,527 ounces of gold for the year ended December 31, 2024, and 29,370 ounces of gold for the year ended December 31, 2023 which includes equivalent gold production from mineralized material sold.

Summary of Mineral Resource Estimates as of December 31, 2025
	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
NEVADA	Tonnes (kt)	g/t	ounces (k)	Tonnes (kt)	g/t	ounces (k)	Tonnes (kt)	g/t	ounces (k)	Tonnes (kt)	g/t	ounces (k)
GOLD
Granite Creek Project
Granite Creek Underground	113	9.01	33	608	10.80	211	721	10.52	244	776	12.97	324
Granite Creek Open Pit	26,362	1.26	1,066	11,339	1.01	369	37,701	1.18	1,435	2,148	1.09	75
Ruby Hill Complex
Archimedes Underground	—	—	—	1,791	7.60	436	1,791	7.60	436	4,188	7.30	988
Mineral Point Open Pit	—	—	—	216,982	0.48	3,376	216,982	0.48	3,376	194,442	0.34	2,117
Archimedes Open Pit	—	—	—	4,320	1.96	272	4,320	1.96	272	870	1.12	31
Cove Project
Cove	—	—	—	1,177	8.20	310	1,177	8.20	310	4,047	8.90	1,156
Lone Tree
Lone Tree Open Pit	—	—	—	7,690	1.73	428	7,690	1.73	428	52,940	1.64	2,789
Total	26,475	1.29	1,099	243,907	0.69	5,402	270,382	0.74	6,501	259,411	0.90	7,480
SILVER
Granite Creek Project
Granite Creek Underground	—	—	—	—	—	—	—	—	—	—	—	—
Granite Creek Open Pit	—	—	—	—	—	—	—	—	—	—	—	—
Ruby Hill Complex
Archimedes Underground	—	—	—	1,791	1.60	92	1,791	1.60	92	4,188	2.10	286
Mineral Point	—	—	—	216,982	15.00	104,332	216,982	15.00	104,332	194,442	14.60	91,473
Archimedes Open Pit	—	—	—	4,320	10.60	1,490	4,320	10.60	1,490	870	8.50	250
Cove Project
Cove	—	—	—	1,177	15.00	568	1,177	15.00	568	4,047	11.10	1,439
Lone Tree
Lone Tree Open Pit	—	—	—	—	—	—	—	—	—	—	—	—
Total	—	—	—	224,270	14.81	106,482	224,270	14.81	106,482	203,547	14.25	93,448

A Qualified Person and an employee of the Company, has approved the mineral resources included in this Annual Report on Form 10-K as of December 31, 2025 and reviewed the resources and the material assumptions in the S-K 1300 technical report summaries for each of Granite Creek, Ruby Hill, Cove and Lone Tree and confirmed that the resources and material assumptions are current as of December 31, 2025. See the mineral estimates set forth in the individual property descriptions for more detail regarding the resource estimates. Except as set forth in the individual property sections, mineral resources were determined in situ using a gold price of $2,175 per ounce.

Other Property Assets

FAD Project
Location	1.5 miles east of the town of Eureka, Nevada
Type and amount of ownership interests	100% ownership
Operator	Golden Hill Mining LLC
Titles, mineral rights, leases or options and acreage	156 unpatented lode claims and 110 patented claims totaling approximately 3,255 acres
Property Stage	Exploration
Key permit conditions	Possess permits required for exploration
Mine types and mineralization styles	Polymetallic massive sulfide
Processing plants and other facilities	None

Tabor Project
Location	55 miles west of the town of Tonopah, Nevada
Type and amount of ownership interests	option to earn in up to 100%
Operator	Au-Reka LLC
Titles, mineral rights, leases or options and acreage	276 unpatented Claims totaling approximately 5,595 acres
Property Stage	Exploration
Key permit conditions	Subject to a plan of operations through the United States Forest Service
Mine types and mineralization styles	low-sulfidation epithermal gold/silver
Processing plants and other facilities	None

Argenta Project
Location	12 miles west of the town of Battle Mountain, Nevada
Type and amount of ownership interests	100% ownership
Operator	Argenta LLC
Titles, mineral rights, leases or options and acreage	253 unpatented Claims and 18 patented claims totaling approximately 1,024 acres
Property Stage	Exploration
Key permit conditions	Subject to NOI through BLM or PoO for further exploration work
Mine types and mineralization styles	Sedimentary barite
Processing plants and other facilities	Railroad siting

The following descriptions summarize selected information about the Company's four material properties (Cove, Granite Creek, Ruby Hill, and Lone Tree) as of December 31, 2025. All of the material properties are wholly owned by the Company or a wholly owned subsidiary.

Granite Creek

Current Technical Report

Unless otherwise indicated, information in this section entitled “Material Mineral Properties – Granite Creek Project” is summarized or extracted from the technical report entitled, “Initial Assessment of the Granite Creek Mine, Humboldt County, NV” effective December 31, 2024 prepared by Practical Mining LLC., TR Raponi Consulting Ltd. and Global Resource Engineering (the “Granite Creek Technical Report”).

Portions of the following information are based on assumptions, qualifications and procedures which are set out only in the full Granite Technical Report. For a complete description of the assumptions, qualifications and procedures associated with the following information, reference should be made to the full text of the Granite Creek Technical Report, which is available for review as an exhibit to the Company’s Form 10-K under its profile on Edgar at www.sec.gov.

Granite Creek is considered an exploration stage project because the Company has not determined mineral reserves at the project, and the Company has started extraction activities without determining mineral reserves.

A QP and an employee of Global Resources Engineering, has approved the Granite Creek Open Pit mineral resources included in this Annual Report on Form 10-K as of December 31, 2025 and reviewed the reserves and resources in the Granite Creek Technical Report.

Aaron Amoroso, a QP and an employee of the Company, has approved the Granite Creek Underground mineral resources included in this Annual Report on Form 10-K as of December 31, 2025 and their material assumptions.

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

In April 2021, i-80 Gold Corp. (the "Corporation"), through its wholly owned subsidiary, Premier Gold Mines USA, Inc. ("Premier USA"), completed its acquisition of Osgood Mining Company LLC ("Osgood LLC"), the owner of the Granite Creek Property. In May 2021, the Corporation purchased additional property from Seven Dot Cattle Co. LLC and the Christison family, and in May of 2022 purchased fee land from Nevada Gold Mines LLC, further increasing the size and ownership in the land package. See Figure 1-1 Granite Creek Property Area/Royalty Map.

Figure 1-1 Granite Creek Property Area/Royalty Map

474000
476000
478000
480000
4556000
4554000
4552000
N
21
29
28
31
33

Granite Creek Royalty Map

i-80 Gold Corp. - 2025

0 0.5 1 2 3 Kilometers

Explanation

Granite Creek Property Boundary

Public - 42%

- Unpatented Leased Claims
- Unpatented Claims

Private - 58%

- Fee Land

Deposit Outlines

- Granite Creek Underground
- MAG Pit
- Felix Pit
- CX Pit
- Bluebell Pit

Royalties

- 10% NPI to Gold Royalty U.S. Corp.
- 3-5% NSR to Royal Gold
- 3.1249% NSR proportionate to individual interests_ Noceto_Phillips_K. Murphy
- 2% NSR to Franco-Nevada
- 2% NSR to Franco-Nevada and S&G Pinson
- 2% NSR proportionate to individual interests_ Noceto_Phillips_k. Murphy_D. Christison_J. Christison_M. Murphy
- 1-4% NSR to 1996 Sliding scale royalty with successors to agreement: Royal Gold and D.M. Duncan
- 0.5% NSR to Nevada Gold Mines
- 0.166667% (0.5 of 1_12th of 2%) NSR to Franco-Nevada and S&G Pinson

Source: Jason Womer

This map is a general representation of property boundaries and land status and is subject to revision and verification.

Location - The Granite Creek Property is accessed by a combination of paved interstate and state highways, and well-maintained, unpaved private roads. The project site is 28 miles from Winnemucca by road. The project area encompasses approximately 1,823.5 hectares in the Potosi mining district, surrounding and including the existing Granite Creek mine.

Figure 1-2 Location of Granite Creek Property within Nevada

N
440000
480000
Inset image
Twin Creeks
Turquoise Ridge
ELKO
4560000
Granite Creek
HUMBOLDT
95
Winnemucca
Golconda
80
4520000
Lone Tree
LANDER
Marigold
PERSHING
Battle Mountain
305
Phoenix
Granite Creek Mine
General Location Map
Nevada, USA
i-80 Gold Corp
February, 2026
Nad83 UTM
Mine Occurence
4480000
30 km

Land Rights - The approximately five-square-mile project area contains both private land and unpatented federal lode mining claims on Bureau of Land Management ("BLM") land. The Corporation controls the Granite Creek Project through a combination of full ownership, majority ownership and leases. See Figure 1-1 above.

The Granite Creek property encompasses approximately 4,506 acres (1,823.5 hectares) including 48 owned unpatented claims (approximately 897 acres), 56 leased unpatented claims (approximately 1,007 acres) and owned surface fee land (approximately 2,654 acres). The lease expires in 2040.

Osgood LLC controls 68 mining claims covering portions of Sections 28 and 32, Township 38 North, Range 42 East, and 36 mining claims covering Section 6, Township 37 North, Range 42 East, through ownership (full or majority) and leases. Osgood LLC owns a 100% interest in the Pacific #1A-7A mining claims located in Section 28, Township 38 North, Range 42 East. These claims were initially staked by the Cordilleran Explorations partnership, the original developer of the Granite Creek Property, and are subject to the Royal Gold Royalty, the Cordilleran Royalty and the PMC Royalty.

Osgood LLC owns a 100% interest in the CX #1A-23A claims located in Section 28, Township 38 North, Range 42 East. These claims were initially staked by Pinson Mining Company ("PMC") and are subject to the Royal Gold Royalty and the PMC Royalty.

Osgood LLC controls a 100% interest in the BEE DEE group of claims (56 mining claims) through a mining lease agreement with Franco-Nevada U.S. Corporation (50%) and S&G Pinson, LLC (50%) as the current lessors (the "BEE DEE Lease Agreement"). These claims are located in Section 32, Township 38 North, Range 42 East and Section 6, Township 37 North, Range 42 East. The BEE DEE Lease Agreement provides for monthly minimum advance royalty payments to the lessors, which payments currently total $122,495.24 per year (subject to increases or decreases in accordance with the Consumer Price Index). Osgood LLC is also required under the BEE DEE Lease Agreement to maintain the leased claims with the BLM and Humboldt County, Nevada. The BEE DEE Lease Agreement expires on May 9, 2040. These claims are subject to a 2% net mint or smelter returns ("NSR") royalty in favor of the lessors pursuant to the BEE DEE Lease Agreement, as well as the Royal Gold Royalty and the PMC Royalty.

Osgood LLC and Premier USA own a 11/12 interest in the Pinson #1A-18A mining claims located in Section 32, Township 38 North, Range 42 East. 1/2 interest is held by Premier Gold Mines USA, Inc. The remaining 1/12 interest is owned by Michael Murphy, and is not leased by Osgood LLC. The fact that Osgood LLC has not leased the unowned 1/12 interest in these claims does not preclude it from mining the claims. Osgood LLC, as the co-owner of an undivided interest in these claims, has the right to mine the claims without permission or approval from (and even over any objections by) the other co-owner, subject, however, to an obligation on the part of Osgood LLC to account to the other co-owner for their proportionate share of mining revenues less their proportionate share of mining expenses. These claims are subject to the Royal Gold Royalty and the PMC Royalty as described below, and are also subject to a royalty initially held by Kate Murphy et al.

Fee Lands - Osgood LLC owns a 100% interest in Sections 29 and 33, Township 38 North, Range 42 East. Section 29 is subject to the Royal Gold Royalty, the Cordilleran Royalty and the PMC Royalty as described below. Section 33 is subject to the Royal Gold Royalty, the PMC Royalty, the Goldfield Royalty and the Conoco Royalty as described below.

Osgood LLC and Premier USA own a 91.67% interest in the 120-acre parcel comprising the east half of the southwest quarter and southeast quarter of the southwest quarter of Section 28, Township 38 North, Range 42 East. The remaining interest in this parcel is owned by Michael Murphy (8.33% undivided interest) and is not leased by Osgood LLC. As noted above with respect to the Pinson unpatented mining claims (which are only partially owned by Osgood LLC), the fact that Osgood LLC does not own or lease the outstanding 8.33% interest in this land does not preclude Osgood LLC from mining the land. Osgood LLC, as the co-owner of an undivided interest in the land, has the right to mine the land without permission or approval from (and even over any objections by) the other co-owners, subject, however, to an obligation on the part of Osgood LLC to account to the other co-owners for their proportionate shares of mining revenues less their proportionate shares of mining expenses. This parcel is subject to the Royal Gold Royalty and the PMC Royalty as described below, as well as a royalty tied to PMC's purchase of the land.

Osgood LLC owns a 100% interest in Section 21, Township 38 North, Range 42 East. Section 21 is subject to the Royal Gold Royalty, and the PMC Royalty, as well as the NGM royalty as described below.

Premier USA owns a 100% interest in Section 31, Township 38 North, Range 42 East.

Royalties - The Granite Creek Property is subject to several royalties. As of the date of this Annual Report, the following table summarizes the royalties present on the various properties making up the Granite Creek Property. Several royalties are in effect on various areas of the property. Some royalties were retained by previous owners upon sale of the property while others were negotiated as lease agreements with claim holders. See Figure 1-1 above.

Granite Creek Property Royalties
Lessor/Grantor	Lease Type
Gold Royalty U.S. Corp.	10% NPI
Franco-Nevada	2% NSR
Franco-Nevada and S&G Pinson	2% NSR
proportionate to individual interests Noceto/Phillips/K. Murph	3.1% NSR
proportionate to individual interests Noceto/Phillips/K. Murphy/D. Christison/J. Christison/M. Murphy	0.8% NSR
Nevada Gold Mines	0.5% NSR
Royal Gold	3-5% NSR
1996 Sliding scale royalty with successors to agreement: Royal Gold and D.M. Duncan	1-4% NSR

Environmental Considerations -The reclamation and closure cost for the Granite Creek Mine surface and underground is estimated at $5.72 million as of January 16, 2026. A bond in the amount of approximately $2.62 million is held by the Nevada of Environmental Protection (NDEP) to address reclamation activities associated with the underground mine while an additional approximately $3.1 million bond is held by the Bureau of Land Management (BLM) for surface reclamation activities. There are no other known environmental liabilities associated with pre-Project operations.

Social & Community Considerations - Mining activities at the Granite Creek property began in the 1870s, with intermittent periods of operation continuing to the present day. Over its history, the operation has contributed significantly to the economic development of Humboldt County through job creation and both direct and indirect economic benefits. The Company periodically hosts Town Hall meetings in Winnemucca, Nevada, to offer operational updates to local stakeholders. The Company also collaborates with the Nevada 95-80 Regional Development Authority during its annual economic development conference and works closely with the Humboldt County School District and Mining Industry Foundation on various educational initiatives and activities. The Company maintains strong, positive relationships with local government officials, ranchers, landowners, and nearby residents.

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

In 2022, Section 21 fee land T. 38 N., R. 42 E. was acquired by Osgood LLC from Nevada Gold Mines, and lessee interest on the BEE DEE unpatented claims in Section 6, T. 37 N., R. 42 E.

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

At the Granite Creek Property, Cambrian to Ordovician siliciclastic and carbonate rocks have been intruded by the Cretaceous Osgood Mountain granodiorite, resulting in the formation of large, metamorphosed aureoles with development of several tungsten-bearing skarns. The lowest stratigraphic units recognized at the Granite Creek Property are the Cambrian phyllitic shales, limestone interbeds and various hornfelsed sedimentary rocks of the Preble Formation, which are juxtaposed against the granodioritic intrusive. The Preble is overlain by Ordovician sedimentary rocks of the Comus Formation, both of which have been folded into a broad, north-plunging anticline. The west flank of the anticline has been over-thrust by the Ordovician Valmy Formation, which consists of deep-water siliceous shales and cherts. The core of the anticline and scattered localities along the east side of the Osgood Mountains are unconformably overlain or in fault contact with sandstones and conglomerates of the Battle Formation and limestones of the Etchart Formation.

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

Mag Pit Mineralization

Gold mineralization within the Mag pit is hosted by interbedded carbonate and shale of the Upper Comus Formation. The mineralized zone has a north-northwest orientation, sub-parallel to the Mag fault, dips to the east-northeast and plunges to the south-southeast. The orebody is tabular, has a strike length of approximately 4,000 feet, varies from 200 to 400 feet in width, and has an average down dip extent of 450 feet. Higher grade zones are localized along high-angle northwest or northeast-trending faults. Mineralization within the Mag deposit is more disseminated and lower grade than the Range Front, CX and Ogee zones.

Gold mineralization is spatially associated with decarbonatization, kaolinization, white kaolinite fracture-filling, silicification and quartz veinlets. With the exception of massive limestones, the original carbonate content of the host lithologies was removed during decarbonatization, leaving a porous silty textured rock.

Underground Mineralized Zones

Rangefront-Ogee Zone

The Rangefront zone consists of pervasive argillization and decarbonatization with intense brecciation along the lower bounding Rangefront fault. Structural/mineralization trends are difficult to discern in this zone with mineralization occurring as discontinuous amorphous bodies within the Comus Formation. High-grade zones are concentrated in the Lower Comus with anomalous mineralization present in the Preble Formation, proximal to the fault. Silicification is minor, with calcite veins occurring along the margins of fault zones. Structural and dissolution breccias that occur along bedding and structural intersections within the Lower Comus Formation are particularly receptive to mineralization. The zone has a strike length of approximately 950 feet (290 meters), a down dip extent of 1,100 feet (335 meters), and an average width of 100 feet (30 meters).

Otto-Adam Peak Zone

The Otto-Adam Peak zone is defined by the Otto and Adam Peak faults and their associated splays. The zone trends northeast, dips southeast, plunges to east-northeast and is offset down-dip by the CX West fault. The zone is pervasively argillized with intense brecciation occurring along faults. Mineralization is moderately continuous, controlled by a network of discrete anastomosing faults and splays within the Lower Comus Formation. High grade mineralization occurs along fault intersections throughout the zone. The mineralization has a strike length of approximately 500 feet (152 meters), a vertical extent of 700 feet (213 meters), and an average width of 75 feet (23 meters).

Ogee Zone

The Ogee zone is an east-northeast trending near vertical mineralized zone controlled by the Ogee Fault and associated splays. The zone is argillized, decarbonatized, and intensely brecciated along faults. The upper portion, defined by the intersection of the Ogee Fault and the contact between the Upper and Lower Comus Formation, plunges to the east-northeast at 55°. The lower portion is near vertical and controlled by faults and structural intersections. The upper portion is strongly oxidized while the lower portion is mostly oxidized but contains more comingled sulfide. The mineralization has a strike length of 400 feet (122 meters), a vertical extent of 1,500 feet (457 meters), and an average width of 75 feet (23 meters).

CX Zone

The CX zone consists of both near-surface (open pit) and higher-grade underground mineralization. The lower-grade open pit mineralization is controlled by the through-going CX fault and its associated hanging wall and footwall splays. Mineralization is discontinuous and associated with pervasive argillization and decarbonatization within structural and dissolution breccias in the Lower Comus Formation. The near surface portion of the zone has a strike length of 3,500 feet (1,066 meters), a down dip extent of 400 feet (122 meters), and an average width of 75 feet (23 meters). The higher-grade underground portion of the mineralization is more tightly structurally controlled along the down-dip section of the CX Fault with an average width of 40 feet (12 meters). The underground portion of the zone has a strike length of 1,000 feet (305 meters) and a down dip extent of 1,200 feet (366 meters).

South Pacific Zone

The South Pacific Zone (SPZ) is a northeast trending and southeast dipping zone of high-grade fault-bound mineralization with a northeast plunge of 45°. The mineralization is controlled by the along-strike and down-dip extent of the Otto fault. The zone is defined by a suite of northeast striking moderately southeast dipping anastomosing fault splays with the highest grades concentrated along faults that juxtapose the Upper and Lower Comus Formations. The mineralization has a strike length of 1,250 feet (381 meters), a down dip extent of 900 feet (274 meters), and average fault-bound mineralization widths of 25 feet (7.6 meters).

Deposit Types

The structural setting, alteration mineralogy and mineralization characteristics of the deposit is consistent with Carlin-type deposits.

Exploration & Drilling

Granite Creek is an advanced stage project and as such the geologic focus is on drilling to convert resources and extend known mineralization trends. Exploration work that has been conducted has focused on drilling of the northerly extension of the South Pacific Zone and Rangefront fault. Recent drilling by i-80 Gold has been largely diamond core drilling from both underground and surface. This drilling has focused on the mine area and extensions of the South Pacific Zone.

The following table presents a summary of drilling at the Granite Creek Property.

Drillholes Within the Current Property Boundary by Type and Operator
Company	Core Holes (includes RC(1) pre-collar with Core Tail)	Core Footage	RC Holes	RC Footage	Rotary Holes	Rotary Footage	Total Holes	Total Footage
i-80(2)	450	249,890	501	115,222	—	—	951	365,112
Atna	113	68,334	201	49,920	—	—	314	118,254
PMC - Barrick	123	91,006	41	33,375	—	—	164	124,381
PMC	46	76,297	1,369	631,061	387	124,298	1,802	831,656
Total	732	405,042	2,112	829,578	387	124,298	3,231	1,439,403
Notes: (1) RC=reverse circulation (2) Includes drilling subsequent to the date of the technical report

Sampling, Analysis and Data Verification

The Granite Creek property has been historically drilled using a combination of reverse circulation (“RC”) and diamond drilling. The majority of drilling was completed from surface. More recent drilling was completed as underground diamond core drilling. Sampling protocols adopted by former operators were similar and generally followed industry best practices of the time.

RC samples were collected from the drill cyclone in 5-foot (1.5-meter) intervals. Diamond core was sampled predominantly as 5-foot (1.5-meter) intervals but were locally adjusted based on geological alteration and oxidation contacts. RC and core recovery were recorded and considered to be excellent.

Samples were prepared and analyzed by a number of accredited laboratories throughout the Granite Creek Project history, including ALS Chemex, Inspectorate American Laboratories (IAL), and American Assay Laboratories (AAL).

Data validation has been completed by various operators throughout the Project’s history. This process comprised the checking of original assay certificates and drillhole records against the digital database. This was completed most recently in April 2019 by Osgood Mining LLC.

Quality assurance/quality control (“QA/QC”) samples including Certified Reference Materials (“CRMs”), coarse blanks, and field duplicate samples were included regularly with samples submitted between 2005 and 2008. A limited number of CRMs were included with drilling completed in 2012.

In 2021, Dr. Samari of Global Resource Engineering, Ltd. (“GRE”) reviewed all prior work on available QA/QC data between 2005 and 2015. Dr. Samari of GRE also reviewed and checked QA/QC procedures and the database provided by the Company.

In general, the QA/QC sample insertion rates used fall below general accepted industry standards. For future exploration campaigns, standards, blanks, and duplicates, including one standard, one duplicate, and one blank sample, should be inserted every 20 interval samples, as is common within industry standards.

CRM samples show a reasonable level of accuracy, but poor to moderate precision when using standard deviations provided by the CRM supplier. A maximum of three to five different CRM samples would be adequate to monitor laboratory performance at the approximate cutoff grades, average grades, and higher grades of the deposits.

Blank sample results are considered acceptable and suggest no systematic contamination has occurred throughout the analytical process.

Duplicate sample results show suboptimal performance, which may be a result of the heterogenous nature of mineralization, uncrushed samples, and sampling variance. Overall, duplicate samples appear to be positively biased, with duplicate results returning higher grade than original samples.

Based on the review of the project database and all existing project documents and the author’s observations of the geology and mineralization at the project during the site visit, GRE’s qualified person considers the lithology, mineralization, and assay data contained in the project database to be reasonably accurate and suitable for use in estimating mineral resources.

Mineral Processing and Metallurgical Testing

A wide range of metallurgical testing has been conducted on the Granite Creek deposit from 1999 to 2024. These tests were conducted on material from the oxide, transition and sulfide domains (sulfide being primarily underground). Test work focused on the primary variables in a typical gold project, including: comminution, heap leaching, tank leaching (direct cyanidation and carbon in leach), solid/liquid separation, cyanide destruction, and refractory ore treatment (underground material).

The results of the test work program showed that the deposit (open pit resource) was amenable to both heap leach and carbon-in-leach (CIL) processes. The heap leach gold extraction is proportional to the cyanide soluble gold content and the CIL extraction is proportional to the feed grade averaging 86.6% over the life of mine. The Granite Creek material contains organic carbon and shows varying degrees of “preg-robbing,” as such the CIL process route was selected for the process. The refractory underground material is currently toll treated in an offsite autoclave process. A more recent program was completed in 2023 by FLSmidth focusing on oxidative pretreatment of the underground sulfide material using pressure oxidation.

Mineral Resource & Mineral Reserve Estimates

The Pinson deposit, for the purposes of modelling and estimations, is broken into two areas: the open pit area and the underground area. The open pit area is the location of previous open pit mining and includes the A pit, B pit, CX pit and Mag pit. The underground area is considered separately from the open pit due to the narrow, vein-like structures associated with the resource.

The open pit and underground Mineral Resource estimates for the Granite Creek Property have been prepared following the guidelines of S-K 1300 and also in conformity with generally accepted "CIM Estimation of Mineral Resources and Mineral Reserves Best Practice Guidelines 2019". Mineral Resources have also been classified in accordance with the "Definition Standards for Mineral Resources and Mineral Reserves" adopted by the Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Council on May 10, 2014. The Mineral Resource estimates include Inferred Mineral Resources that are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as Mineral Reserves under the S-K 1300 or CIM definition standards. Readers are advised that Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability, and there is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves. The Granite Creek Property presently has no Mineral Reserves. Whittle pit optimization was applied to the open pit Mineral Resource estimate to assess the reasonable prospects for economic extraction (RPEE) for the resource. Stope optimization software was used to produce stope designs to the underground Mineral Resource estimate to assess RPEE for the resource.

Mineral Resource Statement

The Mineral Resource estimates presented herein are based on the current drillhole database for the Pinson deposit, previously mined out volumes and backfilled volumes. The authors performed a data validation of the drill hole database prepared by the Corporation and determined it to be of suitable accuracy to perform a Mineral Resource estimate for the Granite Creek Property.

The tables below summarize the current open pit and underground Mineral Resource estimates for the Granite Creek Property effective through December 31, 2025.

Open Pit Statement of Mineral Resources As of December 31, 2025
Class	Zone	Tonnes (kt)	Au (g/t)	Au (koz)
Measured	B Pit	2,910	1.32	123.4
	A Pit	563	1.07	19.3
	CX Pit	10,889	1.30	455.3
	Mag Pit	12,000	1.21	468.0
	Total	26,362	1.26	1,066.0
Indicated	B Pit	360	1.10	12.7
	A Pit	689	0.80	17.8
	CX Pit	2,973	1.25	119.6
	Mag Pit	7,317	0.93	219.2
	Total	11,339	1.01	369.3
Measured and Indicated	B Pit	3,270	1.29	136.1
	A Pit	1,252	0.92	37.1
	CX Pit	13,862	1.29	574.9
	Mag Pit	19,317	1.11	687.1
	Total	37,701	1.18	1,435.2
Inferred	B Pit	32	0.64	0.7
	A Pit	205	0.59	3.9
	CX Pit	1,347	1.16	50.2
	Mag Pit	563	1.11	20.2
	Total	2,148	1.09	75.0
Notes:
(1)The effective date of the Mineral Resource estimate in the Granite Creek Technical Report is December 31, 2024; a Qualified Person and an employee of Global Resources Engineering, has reviewed the Granite Creek Open Pit mineral resources and material assumptions included in the Granite Creek Technical Report and confirmed that are current as of December 31, 2025.
(2)Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability.
(3)Mineral resources are reported in grams per metric tonne (g/t) at a 0.30g/t cut-off, an assumed gold price of $2,040 $/per troy ounce using variable recovery, a slope angle of 41 degrees, 6% royalty, heap leach processing cost of $9.04 per tonne (includes admin) and CIL processing cost of $17.22 per tonne (includes admin). The gold price used is the 36-month trailing average gold price as of December 31, 2024.
(4)The reference point is in situ

Underground Statement of Mineral Resources As Of December 31, 2025
Zone	Tons (kton)	Tonnes (kt)	Au (opt)	Au (g/t)	Au (koz)
Measured
Ogee	70	64	0.260	8.92	18
Otto	54	49	0.266	9.13	14
Meas Total	124	113	0.263	9.01	33
Indicated
CX	8	7	0.391	13.41	3
Ogee	161	146	0.348	11.92	56
Otto	279	253	0.317	10.86	88
South Pacific	223	203	0.287	9.83	64
Ind Total	670	608	0.315	10.80	211
Measured and Indicated
CX	8	7	0.391	13.41	3
Ogee	231	209	0.321	11.01	74
Otto	333	302	0.308	10.57	103
South Pacific	223	203	0.287	9.83	64
M&I Total	795	721	0.307	10.52	244
Inferred
CX	97	88	0.351	12.03	34
Ogee	42	38	0.564	19.33	24
Otto	187	169	0.401	13.74	75
South Pacific	530	481	0.361	12.37	191
Inf Total	856	776	0.378	12.97	324
Notes Pertaining to Underground Mineral Resources:
1.Mineral Resources have been estimated at a gold price of $2,175 per troy ounce and a silver price of $27.25 per ounce. Metal price determinations were from 2024 Q3.
2.Mineral Resources have been estimated using gold metallurgical recoveries of 85.2% to 94.2% for pressure oxidation. Payment for refractory mineralization sold to a third party is 58%. Oxide CIL mineralization payments vary from 40% to 70% based upon the grade of the mineralization.
3.The cutoff grade reported in grams per metric tonne (g/t) for refractory Mineral Resources varies from 0.151 to 0.184 opt. for acidic conditions. The cutoff grade for oxide mineral resources is 0.075 opt.
4.The contained gold estimates in the Mineral Resource table have not been adjusted for metallurgical recoveries.
5.Numbers have been rounded as required by reporting guidelines and may result in apparent summation differences.
6. A Mineral Resource is a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling.
7.The mineral resource estimates were prepared and reported using S-K 1300 definitions.
8.Mineral Resources, which are not Mineral Reserves, do not have demonstrated economic viability. The estimate of Mineral Resources may be materially affected by environmental, permitting, legal, title, socio-political, marketing, or other relevant factors.
9.Mineral Resources have an effective date of December 31, 2025. Aaron Amoroso, a Qualified Person and an employee of the Company, has reviewed the Granite Creek Underground mineral resources and material assumptions included in the Granite Creek Technical Report and confirmed they are current as of December 31, 2025.
10.The reference point for mineral resources is in situ.

Criteria for Reasonable Prospects for Economic Extraction

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

To determine the quantities of material offering “reasonable prospects for economic extraction” by an open pit, GRE constructed open pit scenarios developed from the resource block model estimate using Whittle’s Lerchs-Grossman miner “Pit Optimizer” software. Reasonable mining assumptions were applied to evaluate the portions of the block model (Measured, Indicated, and Inferred blocks) that could be “reasonably expected” to be mined from an open pit. The optimization parameters presented in the table below were selected based on experience and benchmarking against similar projects. The results are used as a guide to assist in the preparation of a mineral resource statement and to select an appropriate resource reporting cutoff grade. GRE considers that the blocks located within the resulting conceptual pit envelope show “reasonable prospects for economic extraction” and can be reported as a mineral resource. The Granite Creek open pit mineral resource is constrained by a Whittle pit shell that corresponds to a gold price of $2,040 per troy ounce. For more information on the estimation parameters for both the open pit and underground Mineral Resource estimates see Section 11 of the Granite Creek technical report.

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

To determine the quantities of material offering “reasonable prospects for economic extraction” by underground, stope optimization software was used to produce stope designs that meet minimum mineable geometric shapes that exceed cutoff grade. These shapes include necessary low grade waste dilution required to produce a minable geometry. The underground mineral resources are defined by a mining geometry consistent with the drift and fill mining method. The dimensions of a minimum minable stope cross section are 15 ft wide x 15 ft high. Individual stope lengths vary from a minimum of 20 ft to a maximum of 100 ft.

Mineral Resources Comparison

The comparison of the Mineral Resources as of December 31, 2024 and December 31, 2025 can be found in the table below. The 2024 and 2025 Granite Creek Open Pit resources are the same as no material was depleted in 2025.

In 2025 the total tonnes and ounces in the Granite Creek Underground decreased in all categories. The decrease in tonnes and ounces was due to depletion in 2025. The updated Mineral Resource Estimate was calculated by adjusting for mined out material during 2025. Mineral Resource depletion stated in the below table accounts for extracted material in 2025 from the Mineral Resource Estimate. The Company also extracted additional material in 2025 that was outside of the Mineral Resource Estimate.

	December 31, 2024		December 31, 2025		Percent Change
Category	Ounces Gold (k)	Ounces Silver (k)	Ounces Gold (k)	Ounces Silver (k)	Gold	Silver
Granite Creek Underground - Measure	37	—	33	—	(13)%	—%
Granite Creek Underground - Indicated	224	—	211	—	(6)%	—%
Granite Creek Underground - Inferred	326	—	324	—	(1)%	—%
Granite Creek Open Pit - Measured	1,066	—	1,066	—	0%	—%
Granite Creek Open Pit - Indicated	369	—	369	0	0%	—%
Granite Creek Open Pit - Inferred	75	—	75	0	0%	—%

Mining Operations

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

Underground

Due to the irregular geometry and poor ground conditions, all production mining is planned as drift and fill mining. Select areas may utilize long hole or other stoping techniques. The final choice of mining method will depend upon the geometry of the stope block, proximity to main access ramps, ventilation and escape routes, the relative strength or weakness of the mineralized material and adjacent wall rock, and finally the value or grade of the mineralized material. The choice of mining method will not be finalized until after the stope delineation and definition drilling is completed.

Drift and Fill is a very selective mining method. A drift and fill stope is initiated by driving a waste crosscut from the access ramp to the ore. The initial ore drift is driven at planned 15-feet wide by 15-feet high dimensions, with flat grade. Once the initial drift is driven, floor may be pulled. Where mining is planned adjacent to or below the drift, it is backfilled with CRF prior to mining the subsequent drifts.

Processing and Recovery Operations

Granite Creek Open Pit

The Granite Creek Open Pit Project is anticipated to employ open pit mining with a CIL system on a 365 day per year, 24 hour per day basis with 91% availability. The CIL circuit will process ROM material, crushing to a nominal size of approximately 4 inches. Crushed material will advance to a semi-autogenous (SAG) mill and ball mill grinding circuit, to produce a 75-micron product.

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

A regeneration kiln is used for the reactivation of barren carbon from the elution column. This reactivated carbon is pumped back into the last CIL tank. Fresh carbon may be added to the regeneration kiln as well. Tailings from the CIL tanks are pumped to a thickener and are stored in a tailings storage facility.

Granite Creek Underground

Refractory production from the Granite Creek underground operation is anticipated to be processed via milling, and pressure oxidation followed by CIL. It is currently processed at a third-party destination capable of processing refractory material via an autoclave under a toll-milling agreement, until such time that i-80 has refurbished the Lone Tree Autoclave facility. At this point, i-80 will begin processing the refractory material at Lone Tree, as part of a blended feed comprised of Granite Creek material along with material from i-80’s other mining operations.

The Lone Tree Autoclave Facility is located immediately adjacent to the I-80 highway, and approximately 40 miles from the Granite Creek property. The Lone Tree autoclave processing facilities were shut down at the end of 2007. Since that time, the mills have been rotated on a regular basis to lubricate the bearings. The facility is still in place with, in general, most of the equipment sitting idle. i-80 Gold’s objective is to refurbish and restart the pressure oxidation (POX) circuit and associated unit operations, including building a new oxygen plant and installing a tailings filtration plant, while meeting new regulatory requirements for allowable mercury emissions.

Oxide production from the Granite Creek underground operation is currently processed, depending on the grade, at either i-80’s heap leaching facility at Lone Tree for low-grade material or through an ore purchase agreement with a third party for higher grade material. The Lone Tree facility will also be capable of processing oxide material upon completion via a bypass of the autoclave, directly to CIL processing.

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
Water Management

To manage excess water at the project site, the Granite Creek Project has four permitted RIBs. These are closed basins surrounded by a berm, which allow for the infiltration of excess mine water. Two RIBs and associated pipelines have been constructed at the property. A total of four RIBs are permitted for the infiltration of 6,900 gallons per minute ("gpm") of water. In 2025 following a groundwater modeling / dewatering needs evaluation, it was determined that additional RIBs capacity would be needed to address the underground flows so the decision was made to move forward with the construction of the remaining two RIBs. Construction commencement of these two RIBS is expected to begin in Q1 2026. Additional groundwater studies will determine the Life of Mine (LOM) dewatering requirements for the mine site inclusive of potential future open pit expansion.

The site currently operates a water treatment plant (WTP) that came on-line in Q1 2024 and can treat approximately 800 gpm; however, based on the 2025 studies and increased underground water flows, it was determined that an additional WTP would be needed to handle estimated flows between 3500-4000 gpm. Construction of this larger WTP is commencing in Q1 2026. Additionally, field work and subsequent testing associated with an attenuation study are also planned to start in Q1 2026.

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

Current major permits held by Osgood LLC are presented in the table below. These permits do not permit on-site mineral processing, nor the large-scale storage of mine waste.

Granite Creek Project – Active Permits
Permit Name	Agency	Permit Number
Plan of Operations Granite Creek Mine Project	BLM	NVN-064101
Class II Air Quality Operating Permit	NDEP-BAPC	AP1041-3086.02
Mercury Operating Permit to Construct	NDEP-BAPC	MOPTC AP1041-3089 (De Minimis)
Water Pollution Control Permit - Rapid Infiltration Basins	NDEP-BMRR	NEV2005102
Water Pollution Control Permit - Granite Creek Mine	NDEP-BMRR	NEV2005103
Mine Reclamation Permit	NDEP-BMRR	0047
Granite Creek UG Mine Reclamation Permit	NDEP-BMRR	0242
Mining Stormwater General Permit	NDEP-BWPC	NVR300000: MSW-42365
Onsite Sewage Disposal System	NDEP-BWPC	GNEVOSDS09S0177
Hazardous Materials Storage Permit	Nevada State Fire Marshal	12441012106
Waters of the United States Jurisdictional Determination	USACE	Request for Approved Jurisdictional Determination (AJD) submitted to USACE November 2022

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

Capital and Operating Costs

Open Pit

The open pit capital cost estimate has been prepared under the assumption of processing of open pit mined material at 10,000 tpd through a CIL. Project costs were estimated using first principles, cost data from Infomine (2024), and the experience of senior staff. The estimate assumes that the project will be operated by a contractor; therefore, no mining equipment capital costs were included as this equipment would be provided by the contractor.

Granite Creek Open Pit Mine Project Capital Costs
Item	Year -2	Year -1	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10	Year 11	Year 12	Capital Cost (M)
Open Pit Mining Equipment	$—	$—	$—	$—	$0.9	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.9
Capitalized Waste	$—	$23.3	$6.8	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$30.2
CIL Process	$73.3	$73.3	$—	$—	$—	$4.6	$4.6	$4.6	$4.6	$4.6	$—	$—	$—	$—	$169.6
Infrastructure	$4.7	$4.7	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$9.4
G&A	$—	$4.8	$—	$—	$0.1	$—	$—	$0.1	$—	$—	$0.1	$—	$—	$—	$5.1
Sustaining	$—	$0.1	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.1
Working	$—	$—	$10.6	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$(10.6)	$—
Reclamation	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$9.0	$9.0	$18.0
Permitting	$5.0	$5.0	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$10.0
Contingency	$19.5	$21.9	$1.7	$—	$0.2	$1.2	$1.2	$1.2	$1.2	$1.2	$—	$—	$—	$—	$49.2
Total	$102.5	$133.1	$8.5	$—	$1.2	$5.8	$5.8	$5.8	$5.8	$5.8	$0.1	$—	$9.0	$9.0	$292.4

Granite Creek Open Pit Mine Project Operating Cost Summary
Item	Total Operating Cost (millions)	Unit Operating Cost	Unit
Mining	$637.0	$1.9	$/tonne mined
Processing	$343.6	$9.9	$/tonne processed
G&A	$53.3	$1.6	$/tonne processed
Contingency	$206.8
Total	$1,240.7

Underground

Capital cost estimates are based on past actual supplier costs, and internal estimates. Capital contingencies are calculated at 15% of capital development and delineation drilling and 25% on everything else. Capital costs estimates are within a range of accuracy of +/- 50% and are suitable for a preliminary economic assessment evaluation. The underground capital costs are summarized below:

Granite Creek Underground Capital Cost Estimates ($000’s)
Item	2025	2026	2027	2028	2029	2030	Total
Capital Development	$19,553	$20,760	$12,755	$4,617	$600	$600	$58,885
Delineation Drilling	$6,000	$2,000	$2,000	$2,000	$2,000	$2,000	$16,000
Water Treatment Plant	($3,300.0)	($3,500.0)	($2,646.0)				$9,446
Feasibility Study	$1,000
Underground Electrical	($500.0)	($1,000.0)	($500.0)	($500.0)	($500.0)	($500.0)	$3,500
Fans/Ventilation	($100.0)	($500.0)	($100.0)	($100.0)	($100.0)	($100.0)	$1,000
Contingency	($5,058)	($4,664)	($3,025)	($1,142)	($540)	($540)	$14,969
Total	($35,511)	($32,424)	($21,026)	($8,359)	($3,740)	($3,740)	$104,800

Total operating cost, cost per ton and cost per ounce are shown below:

Granite Creek Underground Mine Total and Unit Operating Costs
Item	Total Costs ($M)	Unit Cost ($/ton milled)	Cost per Ounce ($/oz Au)
Mining	$331.7	$208.7	$794
Transportation & Processing	$98.8	$62.1	$237
G&A, Royalties & Net Proceeds Tax	$140.0	$88.1	$335
By-Product Credits
Total Operating Cost/Cash Costs	$570.5	$358.9	$1,366
Closure & Reclamation	$7.4	$4.6	$18
Sustaining Capital	$88.8	$55.9	$213
All-in Sustaining Costs (1)	$666.6	$419.4	$1,596.8

Open Pit

GRE considered the following key economic parameters to determine the best scenario: NPV@5%, IRR, payback period, mine life, and initial capital cost. The following table summarizes the results of the economic model:

Granite Creek Open Pit Mine Project Summary of Economic Model
Item	Year	Year	Year	Year	Year	Year	Year	Year	Year	Year	Year	Year	Year	Year
	-2	-1	1	2	3	4	5	6	7	8	9	10	11	12
Production
CIL Tonnes Processed (‘000s)	—	—	2,188	3,500	3,500	3,500	3,500	3,500	3,500	3,500	3,500	3,500	1,167	34,855
Contained CIL Au Oz Processed (‘000s)	—	—	132	145	143	116	99	167	197	184	136	60	20	1,397
Recovered CIL Au Oz (‘000s)	—	—	114	126	124	100	86	145	171	160	118	51	17	1,211
Revenue
Gross Revenue (M$)	—	—	248	274	269	218	186	316	371	347	256	111	37	2,633
Refining/Selling Cost (M$)	—	—	1	1	1	1	0	1	1	1	1	0	0	6
Transportation Charges (M$)	—	—	0	0	0	0	0	0	0	0	0	0	0	0
Royalty (M$)	—	—	10	13	13	10	8	16	26	26	19	6	2	150
Net Smelter Revenue (M$)	—	—	237	260	256	207	178	299	344	320	236	105	35	2,476
Total Operating Costs (M$)	—	—	101	153	143	140	144	166	137	132	65	45	16	1,241
Owners Royalty Add Back Pre-Tax	—	—	—	—	1	1	—	3	14	15	11	1	1	46.7
Pre-Tax Operating Cash Flow	—	—	136	108	115	68	33	136	221	203	182	61	20	1,282
Taxes
Federal Taxes (M$)	—	—	16	12	11	5	2	15	29	25	24	6	2	146
State Taxes (M$)	—	—	8	7	6	4	3	8	12	11	9	3	1	70
After-Tax Operating Cash Flow	—	—	112	89	97	58	28	114	181	168	150	53	18	1,067
Nevada Property Taxes (M$)	—	—	3	2	2	2	1	1	1	1	1	0	0	13
Total Capital Costs (M$)	103	133	9	0	1	6	6	6	6	6	0	0	0	274
Net Cash Flow After Tax (M$)	-103	-133	90	86	82	44	18	94	153	143	132	47	7	661
Cumulative Net Cash Flow After Tax (M$)	-103	-236	-146	-60	23	67	85	178	332	475	606	653	659

The following table summarizes the key economic results for the base case:

Granite Creek Open Pit Mine Project Key Economic Results
After Tax Economic Measure	Value
After Tax NPV@5% (millions)	$417.2
After Tax IRR	28.7%
Initial Capital (millions)	$254.7
Payback Period (years)	3.7
All-in Sustaining Cost ($/oz Au Produced)	$1,227.4
Cash Cost ($/oz Au Produced)	$1,180.5

Underground

Granite Creek underground is an operating mine and is in the initial production stage and ramping up to full production in 2025. Positive cash flow occurs early in the economic model with corresponding high IRR and short payback times.

Granite Creek Underground Mine Cash Flow Statement
	Production
Item	2025	2026	2027	2028	2029	2030	2031	2032	2033 - 2042	Total
Net Income	$3	$10	$2	$12	$8	$3	$2	-$1	$0	$39
Depreciation	$19	$26	$27	$49	$53	$41	$34	$13	$0	$262
Reclamation	$0	$0	$0	$1	$1	$1	$0	$0	$0	$0
Working Capital	-$7	$0	$0	-$4	-$1	$3	$2	$4	$3	$0
Operating Cash Flow	$15	$36	$29	$58	$61	$48	$38	$17	$3	$301
Total Capital	-$36	-$32	-$21	-$8	-$4	-$4	$0	$0	$0	-$105
After Tax Cash Flow	-$21	$4	$8	$49	$57	$44	$38	$17	$3	$197
Cumulative Cash Flow	-$21	-$17	-$9	$40	$97	$141	$180	$197	$200

Economic Analysis

Granite Creek Open Pit

GRE performed an economic analysis of the project by building an economic model based on the following assumptions:

•Federal corporate income tax rate of 21%
•Nevada taxes:
oProceeds of Minerals Tax – variable, with a maximum of 5% of Net Proceeds
oProperty tax – 2.5605%
oNevada gold and silver mine royalty – variable, with a maximum of 1.1% of gross revenue
oNevada Commerce tax of 0.051% on revenues greater than $4 million.
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

Open Pit Mine Financial Statistics
After Tax Economic Measure	Value
Gold price (US$/oz)	$2,175
Silver price (US$/oz)	$27.25
Mine life (years)	10
Average mineralized mining rate (tons/day)	11,023
Average mineralized mining rate (tonnes/day)	10,000
Average grade (oz/t Au)	0.036
Average grade (g/t Au)	1.25
Average gold recovery (CIL %)	86.6%
Average annual gold production (koz)	110
Total recovered gold (koz)	1,120
Initial Capital (Millions)	$234.0
Sustaining capital (M$)	$30.3
All-in Sustaining Cost ($/oz Au produced)	$1,227.4
Cash Cost ($/oz Au produced)	$1,180.5
After Tax NPV@5% (millions)	$417.2
After Tax IRR	28.7%

Underground Mine Financial Statistics
After Tax Economic Measure	With Inferred	Without Inferred
Gold price (US$/oz)	$2,175
Silver price (US$/oz)	$27.25
Mine life (years)	8
Average mineralized mining rate (tons/day)	435	225
Average mineralized mining rate (tonnes/day)	395	204
Average grade (oz/t Au)	0.339	0.292
Average grade (g/t Au)	11.6	10
Average gold recovery (autoclave %)	78%	78%
Average annual gold production (koz)	52	23
Total recovered gold (koz)	418	186
Sustaining capital (M$)	$88.8	$88.8
Cash cost (US$/oz) [1]	$1,366	$1,699
All-in sustaining cost (US$/oz) [1,2]	$1,597	$2,217
Project after-tax NPV5% (M$)	$155	($30)
Project after-tax NPV8% (M$)	$135	($33)
Project after-tax IRR	84%	-12.7%
Payback Period	3.2 Years	NA
Profitability Index 5% [3]	12.6	0.7
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

Exploration, Development and Production

Confirmation of the historical drilling is needed to further delineate and potentially expand resources at Granite Creek. Drilling should focus on areas adjacent to existing underground infrastructure along strike and dip of historic workings. Many historic intercepts are currently classified as inferred but can be upgraded to measured and indicated with additional drilling. Areas to focus with underground drilling include the Rangefront, Otto, and Adam Peak fault zones, as well as the area beneath the Ogee Zone. Additional drilling from surface should test the Adam Peak and Otto fault zones, also known as the South Pacific Zone to the north along strike and deeper along dip.

Further surface drilling should test for extensions of mineralization at depth along the footwall of the Mag fault as well as infill areas of the known open-pit mineralization.

Additional metallurgical test work should be completed on the project to better define recoveries for all zones of the deposit.
•Collect samples for testing which are more spatially and mineralogical representative.
•Complete metallurgical testing to include:
•Cyanide solubility and pregnant solution robbing tests
•Bottle roll tests
•Bottle roll tests with carbon to simulate CIL treatment
•Leach column tests to simulate heap leach processing
•Expand the predictive geometallurgical model to better predict heap leach and CIL recovery.
•Complete additional autoclave tests, from underground materials, to predict recovery by any lithology or mineralogy variations.

The project currently has valid Nevada state permits for the underground mine. However, these permits are not adequate to support the mine plan described in the Granite Creek Technical Report. The project is anticipated to require a full EIS under the NEPA as well as many other state and federal permits.

Nevada is a pro-mining jurisdiction, and there is a high likelihood that the permits can be acquired. However, there is a considerable amount of permitting work to accomplish prior to approval of the EIS with a Record of Decision (RoD) from the BLM. This includes the creation of several baseline datasets, the creation of many supplemental environmental reports, and ultimately, the EIS. It is recommended that this work commence as soon as possible because permitting may be the critical path to gold production.

Net Book Value

The net book value of Granite Creek and its associated plant, equipment and mineral interests was approximately $97.3 million as of December 31, 2025.

Ruby Hill Property

Current Technical Report

Unless otherwise indicated, information in this section is summarized or extracted from the technical report entitled “S-K 1300 Technical Report Summary Initial Assessment of the Ruby Hill Project, Eureka County NV” effective December 31, 2024 prepared by Forte Dynamics, Inc., Practical Mining LLC, and TR Raponi Consulting Ltd. (the “Ruby Hill Technical Report”). Portions of the following information are based on assumptions, qualifications and procedures which are set out only in the full Ruby Hill Technical Report. For a complete description of the assumptions, qualifications and procedures associated with the following information, reference should be made to the full text of the Ruby Hill Technical Report, which is available for review as an exhibit to the Company’s Form 10-K under its profile on Edgar at www.sec.gov.

Ruby Hill is considered an exploration stage project because the Company has not determined mineral reserves at the project, and the Company has started extraction activities without determining mineral reserves.

A QP and an employee of Practical Mining LLC, has approved the Ruby Hill Underground mineral resources included in this Annual Report on Form 10-K as of December 31, 2025 and reviewed the reserves and resources in the Ruby Hill Technical Report.

At the time of the preparation of the Ruby Hill technical report, Aaron Amoroso, a QP, was an employee of Forte Dynamics, Inc. Subsequently to the published date of the Ruby Hill Technical Report, Mr. Amoroso became an employee of the Company. Mr. Amoroso has approved the Archimedes Open Pit and Mineral Point Open Pit mineral resources included in this Annual Report on Form 10-K as of December 31, 2025 and reviewed the mineral resources in the Ruby Hill Technical Report.

Project Description, Location and Access

The Ruby Hill property (“Ruby Hill”) consists of mining and mill site claims and patents, surface landholdings, water rights, mine and mineral processing infrastructure, the Mineral Point deposit, and the Archimedes deposits. The Archimedes deposit is comprised of the West Archimedes, East Archimedes, Blackjack, 426 and Ruby Deeps zones. The property comprises 10,608 acres and is located in the historic Eureka mining district of central Nevada and takes its name from the most significant historical mine, the Ruby Hill mine, which itself was named for the hill it lies beneath. The property is located on owned fee land, owned and leased patented mining claims, and owned and leased unpatented mining claims.

The resources considered in this summary, and as detailed in the Ruby Hill Technical Report, include the Archimedes underground Carlin-style gold deposit and the Mineral Point distal disseminated silver-gold open pit deposit (collectively, the Ruby Hill Project”, individually “Archimedes” and “Mineral Point”) – see Figure 1-1 below. The Ruby Hill Technical Report includes a Preliminary Economic Assessment/Initial Assessment (“PEA”) for the Archimedes underground, Archimedes open pit, and the Mineral Point open pit resource areas at Ruby Hill. The mining contemplated for each of these areas is independent of the other and there is no interaction between them. Exploitation of one area does not preclude exploitation of the other. The Ruby Hill Technical Report considers each to be a stand-alone operation, and there has not been any shared benefit assigned to operating or capital costs. See Figure 1-2 for current Plan of Operations boundary for the Ruby Hill Project.

Figure 1-1 Ruby Hill Property Area/Royalty Map

582000
584000
586000
588000
4382000
4380000
4378000
4376000
4374000
4372000

Ruby Hill Royalty Map

i-80 Gold Corp - 2026

N

0 0.6 1.2 1.8 2.4 3 Kilometers

Explanation

Ruby Hill Property Boundary

Public - 98%
- Owned, Millsite, Unpatented
- Owned, Lode, Unpatented
- Leased, Lode, Unpatented

Private - 2%
- Owned, Lode, Patented
- Privately Owned Surface, BLM Minerals

Royalties
- 4% NSR to Asarco Incorporated
- 3% NSR to RG Royalties, LLC
- 3% NSR to Arthur A. & Elizabeth O. Biale Trust
- 2.5% NSR to Placer Dome
- No Royalty

Deposit Outlines
- Mineral Point Open Pit Mineralization
- Archimedes Underground Mineralization
- Mineral Point $2,175 Planned Pit

Source: Jason Womer

This map is a general representation of property boundaries and land status and is subject to revision and verification.

Figure 1-2 - Ruby Hill current Plan of Operations

EXPLANATION
US Highway
State Highway
Heap
Pit
Process
WRDA
Mine Boundary
Township
Section
20N 52E
20N 53E
19N 53E
278
50
Process Area
Heap Leach Facility
Ruby Hill Mine Plan Boundary
West WRDA Expansion
East WRDA
West WRDA
Open Pit
Pit Expansion
Eureka
NOTES
1. Coordinate System: NAD 1983 UTM Zone 11N Feet
N
Feet
0
2,500
5,000
HALEY ALDRICH
bingham
RUBY HILL MINING COMPANY, LLC
RUBY HILL MINE
MINE PLAN OF
OPERATIONS
AUTHORIZED MINE FACILITIES
AND EXISTING DISTURBANCE
SCALE: AS SHOWN
FIGURE 2

Location - Ruby Hill is located on the Battle Mountain/Eureka gold trend approximately 1.5 miles northwest of the town of Eureka in Eureka County, Nevada, U.S.A., approximately 115 miles south of Elko and 245 miles east of the city of Reno, Nevada, U.S.A (see Figure 1-3 below). It is centered at roughly 39°31.5’ N latitude and 115°59’ W longitude. Access to the Ruby Hill Project area from Reno is via Interstate Highway 80 for 65 miles to the town of Fallon, then 180 miles east from Fallon on paved U.S. Highway 50 to its intersection with Nevada State Highway 278, and south from U.S. Highway 50 on a well-graded dirt road for less than one mile to the site gate. The Ruby Hill Project area can also be accessed from Elko via Interstate Highway 80 for 35 km, then south on Highway 278 for 115 miles to Eureka. Additionally, the Ruby Hill Project can be accessed from Ely, Nevada near the border with Utah, west along US Highway 50 for 78 miles. The nearest airport is a regional airport located in Elko, Nevada.

Figure 1-3 Location of Ruby Hill Property within Nevada

Climate - Eureka County is typical of the high-desert environment. Typical summer temperatures near Eureka range between 50°F and 82°F while winter temperatures range between 18°F and 38°F. Average precipitation is about 11.8 inches including just under 59 inches of snowfall. Typical snow accumulation is roughly 3 inches on average at lower elevations, although occasional large storms may accumulate significantly more for short durations. The town of Eureka lies at about 6485 ft elevation, while the project area ranges from 6160 ft to 6680 ft. Mining operations can continue year-round with brief pauses for summer lightning storms or unusually heavy winter snowstorms.

Land Rights - The property is located on owned fee land, owned and leased patented mining claims, and owned and leased unpatented mining claims. The Ruby Hill land position comprises various forms of title. On the northern Ruby Hill portion of the property, i-80, through its wholly owned subsidiaries Ruby Hill Mining Company, LLC (“RHMC”) and Golden Hill Mining Corporation, owns 34 patented claims (approximately 223.8839-233.464 acres), 640 unpatented claims (approximately 13,222.40 acres), and leases 7 unpatented lode claims (approximately 144.62 acres).  i-80 also owns a land patent covering about 1,644.94 acres in the vicinity of the Archimedes and Mineral Point deposits. The mineral rights underlying the patented land are held by patented and unpatented lode claims. Patented land is subject to property taxes and lease holding payments to the claim owner if applicable. The BLM MLRS mining claim database shows all claim fees paid through September 2026 at an annual cost of approximately $137,000.

Royalties - Several royalties are in effect on various areas of the property. The map included in Figure 1-1 above overlays the various royalty claims applicable to the Ruby Hill Property and to the Mineral Point and Archimedes deposit areas.

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

Environmental Considerations - The closure cost for Ruby Hill is estimated to be $30 million. The associated surety bond was accepted by the Bureau of Land Management (BLM) on March 31, 2025, and covers authorized disturbance associated with issued permits for Ruby Hill. There are no other known environmental liabilities associated with pre-Project operations.

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

Social & Community Considerations - Eureka is a community that is familiar with and supportive of mining. Mining activity at the property began in the 1860s and has continued with periodic interruptions until the present day. Ruby Hill and its predecessors, including Homestake Mining Company and Barrick Gold Corporation, have each maintained comprehensive community relations programs. Ruby Hill works closely with community and local stakeholders to provide updates on key developments, including Project status (operations and permitting) and community program and initiatives. Due to the proximity of the mine to the town of Eureka, Ruby Hill monitors operating activities closely to ensure no negative impact to community. RHMC holds quarterly meetings with the public, landowners, and County officials to discuss operational, permitting and community updates. RHMC continues to have a positive professional relationship with its stakeholders, including its regulators at the federal and state agencies.

History

i-80 Gold acquired the Ruby Hill Project from Waterton Global Resource Management (“Waterton”) in July 2021.

Oxidized gold and silver deposits were first discovered by prospectors in the Ruby Hill area in 1864. Following development of a furnace to recover metal from oxidized ores production from the Ruby Hill deposit commenced in 1873. Smelting operations ceased by 1891. Much of the historic work occurred south of the Ruby Hill Project, with historic mines and prospects scattered through the northern Fish Creek mountains west of Eureka extending south several miles towards the Little Smoky Valley. The majority of historical production, estimated at about 80%, was from the original Ruby Hill mine located roughly 1 ¼ miles south of the Archimedes and Mineral Point deposits. i-80 acquired Golden Hill Corporation and the historic Ruby Hill site (FAD property), consolidating their ownership of the Ruby Hill Complex.

Modern work at the Project began in 1992, when Homestake Mining Company (“Homestake”) made the Archimedes Carlin-type discovery at the current Ruby Hill Project area. History prior to 1992 focused generally on the FAD portion of the property, while history from 1992 to the present has been focused on the Archimedes area. One exception is the shaft relating to the TL deposit and the related historic underground mines, which Eureka Corporation mined from 1953-1958 in the vicinity of the current Mineral Point Trend resource area.

Barrick (following its acquisition of Homestake in 2001) sold the Ruby Hill property to Waterton in 2015, at which point the open pit mine was on care and maintenance following a slope failure on the south wall of the pit that caused suspension of mining activities in 2013. Waterton established the current holding and operating company of the Ruby Hill property (Ruby Hill Mining Company, LLC, or “RHMC”) and proceeded to re-compile the Ruby Hill mineral resource database and study restart of operations and development of the Mineral Point, 426, Blackjack and Ruby Deeps zones.

RHMC continued to irrigate and recover gold from the heap leach pads and re-activated the open pit in 2020 to mine 12 benches on the north wall of the pit to the level of the slide material from the south wall that filled bottom of the pit.

Geological Setting, Mineralization and Deposit Types

Regional Geology

The Ruby Hill Property is located in the Eureka mining district in east-central Nevada, within the northern part of the Fish Creek Range which is a nearly continuous sequence of Cambrian and Ordovician sedimentary rocks totaling nearly 10,000 ft in thickness. These strata accumulated on a stable continental shelf margin and consisted primarily of carbonate units with subordinate shale and sandstone. The Cambrian Eldorado Dolomite, the Hamburg Dolomite and overlying Dunderberg Shale, portions of the Windfall Formation, and the Goodwin-Ninemile transition, host most of the mineralization within the district.

The Eureka district hosts mid-Cretaceous, igneous-related, polymetallic carbonate replacement deposits that have subsequently been overprinted by Carlin-type gold-silver mineralization. Gold and silver mineralization possibly dates to the early-middle Cenozoic (Eocene) and temporally coincides with the onset of extension and Eocene-Oligocene magmatism. Post mineral uplift exposed portions of the Archimedes gold deposit and likely contributed to the relatively deep level of oxidation. Subsequent Miocene Basin and Range faulting resulted in reburial of the Archimedes system beneath 60 to 500 ft of Tertiary-Quaternary overburden in East Archimedes.

Local and Property Geology

The Ruby Hill Project area is located along the southeastern end of the Battle Mountain/Eureka gold trend. The Eureka gold mining district exposes a nearly continuous sequence of Cambrian and Ordovician sedimentary rocks approximately 10,000' thick consisting of primarily carbonate units with subordinate shale and quartz sandstone.

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

Mineral Point Trend Geology and Mineralization - The Mineral Point Trend deposit consists of gold and silver mineralization hosted by the Cambrian Hamburg dolomite in the nose of a broad anticline that plunges to the north northeast and is bound to the east by the Holly Fault and to the west by the West Fault. The Mineral Point Trend is 10,000 ft long, 2,400 ft wide and up to 500 ft thick. The top of the Mineral Point Trend is near surface at its south end and 500 ft below surface at its north end. Majority of the mineralization in the Mineral Point Trend deposit is oxidized and has a high ratio of cyanide soluble to fire assay total gold. This deposit has not been mined and is the largest precious metal Mineral Resource in the Ruby Hill Project.

West Archimedes Geology and Mineralization - The West Archimedes deposit is hosted in the Ordovician Upper Goodwin limestone unit and is bound to the west by the Holly Fault. The zone strikes north-west and dips shallowly to the north-east. The deposit measures 2,000 ft along strike and 740 ft down dip and is up to 300 ft thick. The majority of West Archimedes was mined in an open pit before mining at East Archimedes. The mineralization in the West Archimedes deposit is oxidized and has a high ratio of cyanide soluble to fire assay total gold.

East Archimedes Geology and Mineralization - The East Archimedes Zone occurs east of the Graveyard Fault and proximal to the Graveyard Stock. Mineralization extends eastward from the West Archimedes Zone in the Upper Goodwin Formation and extends downward in the Lower Laminated and Lower Goodwin units along the contact with the Graveyard Stock. Silver and base metal grades are elevated in the East Archimedes zone in comparison with the other zones in the Ruby Hill Project in an envelope around the Blackjack zone replacement-style zinc mineralization described below. Mineralization in East Archimedes is roughly 1,200 ft wide and 1,200 ft long in plan and extends from surface where it is well defined by shallow drilling to several mineralized intersections over 1,800 ft below surface. The upper portion of the East Archimedes deposit, above an elevation of approximately 5,000 ft, is oxidized and transitional oxide-sulfide mineralization with a high ratio of cyanide soluble to total fire assay gold. The upper portion of the East Archimedes zone has been mined from surface.

426 Zone Geology and Mineralization - The 426 zone occurs in the Lower Laminated unit of the Goodwin Formation and the upper part of the underlying basal Goodwin unit of the Goodwin Formation in the nose of a fold. The mineralized zone forms a rod-shaped body plunging shallowly to the northeast that is 1,400 ft long, 200 ft wide and 200 ft thick. The top of the zone is approximately 1,000' below surface, but it is 500' below the bottom of the current East Archimedes pit bottom. Majority of the higher-grade mineralization occurring in the Goodwin Formation Lower Laminated unit is sulfide-style mineralization with a low ratio of cyanide soluble to total fire assay gold but the lower portion of the zone that is hosted in the basal Goodwin Unit has a moderate cyanide soluble to total fire assay gold mineralization.

Ruby Deeps Zone Geology and Mineralization - The Ruby Deeps zone is a north-northeast striking, shallowly east dipping zone of mineralization hosted in the Windfall Formation in proximity to bodies of Bullwhacker Sill intrusive bound by the Graveyard Fault to the east and the Holly Fault to the west. The zone is 2,400 ft long 500 ft wide and 600 ft thick. The top of the zone is 1,600 ft below surface and 1,000 ft below the bottom of the West Archimedes pit. Within the zone there are several tabular horizons of higher-grade mineralization that are 40 ft to 100 ft thick.

Blackjack Zone Geology and Mineralization - The Blackjack zone is a pod of replacement style zinc mineralization hosted by the Lower Goodwin Unit directly in contact with the Graveyard Stock within the East Archimedes Zone. Mineralization occurs as a pod of sphalerite mineralization with elevated lead, copper, and silver. The base metal-rich carbonate replacement style mineralization has been overprinted by later Carlin-style gold mineralization. The Blackjack zone measures approximately 500 ft wide, 500 ft long, and 950 ft high. The upper part of the Blackjack zone is partially oxidized with a high-to-moderate ratio of cyanide soluble to total fire assay gold, but sphalerite is un-oxidized. The lower portion of the zone is un-oxidized.

Deposit Types

Mineralization at Ruby Hill is characterized by intrusion-related distal-disseminated, carbonate replacement, and skarn deposits that have been overprinted by younger Carlin-type gold mineralization.

Polymetallic Replacement Deposits - The carbonate replacement mineralization is similar to other polymetallic (Pb-Zn-Ag ±Au) deposits found worldwide that are spatially associated with Cretaceous age intrusive units.

Carlin - Type Gold Deposits - Gold and silver mineralization within the Ruby Hill deposits is predominantly attributed to a Carlin-type overprint interpreted to temporally coincide with the onset of extensional tectonics and Eocene-Oligocene magmatism.
The structural setting, alteration mineralogy, and mineralization characteristics of the Ruby Hill gold deposits is consistent with Carlin-type deposits.

Carbonate Replacement and Carlin Style Mineralization at Ruby Hill - Elevated concentrations of zinc, lead, copper and silver are found in the Mineral Point Trend and the Blackjack zone and deeper parts of the Ruby Deeps zone of the Archimedes deposit. This mineralization is attributed to the earlier polymetallic carbonate replacement phase of mineralization and is found in favorable carbonate units proximal to the Graveyard Stock and Bullwhacker Sill.

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

Exploration & Drilling

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

Sampling, Analysis and Data Verification

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

RC samples were collected on 5-foot intervals using an adjustable cyclone splitter. The target weight for each interval was approximately 8 kg of sample caught directly in a sample bag placed below the splitter. Each sample was tied and placed in a sample bin. Sample bins were transported from the drill site to the core yard area by a Company employee and then from there samples were picked up by either ALS Minerals, American Assay Laboratories, or Paragon Geochemical. Core samples were cut by Company technicians using core saws at the Company’s core processing facility at Lone Tree. Technicians prepare sample bags for the sample intervals specified in the logging geologist’s cut sheet. Core sample intervals may range from one foot to ten feet. The technician cuts the core in half, places one half into the sample bag and returns one half to the core box. When the entire sample interval is split, the technician ties the bag and places it into a sample bin. When splitting is complete for the hole, the sample bin is picked up by a driver for ALS Minerals, American Assay Laboratories, or Paragon Geochemical and delivered to the respective lab.

Both Core and RC samples were submitted to either ALS Minerals, American Assay Laboratories, or Paragon Geochemical, all located in Sparks, Nevada. All labs are independent of the Company. Paragon is certified under ISO/IEC 17025:2017. ALS Minerals and American Assay Laboratories are ISO 9001 and 17025:2017 certified. Samples were dried, weighed, screened, crushed to 70% passing 10 mesh, split to 250g with a riffle splitter, then pulverized to 85% passing 200 mesh. Samples submitted through Paragon Geochemical were analysed with a 50 element suite (code 50AR-MS) using 0.5g aqua regia digestion with ICP-MS finish. Samples submitted through ALS Minerals (4977 Energy Way, Reno, NV 89502 or 1345 Water St. Elko, NV 89801) were analysed with a 35 element suite (code ME-ICP41) using 0.5g 4-acid digestion with ICP-AES finish. The ALS ICP-AES facility is located at 2103 Dollarton Hwy, North Vancouver, BC, Canada. Samples submitted through American Assay Laboratories (1506 Glendale Ave, Sparks, NV 89431) were only analysed for gold with pulps sent to ALS Minerals for multi-element analysis. Each sample sent to Paragon Geochemical (1555 Industrial Way, Sparks, NV 89431) was analysed for Au using 30g fire assay, aqua regia digestion with AAS finish (code Au-AA30) with detection range 0.005 to 5 ppm Au. Samples with Au result greater than 5 ppm Au were analysed using 30g fire assay with gravimetric finish (code Au-GR30), detection range 0.14 to 10,000 ppm Au. Each sample sent to ALS Minerals was analysed for Au using 30g fire assay, aqua regia digestion with AAS finish (code Au-AA23), with detection range 0.005 to 10 ppm Au. Samples with Au result greater than 10 ppm Au were analysed using 30g fire assay with gravimetric finish (code Au-GRAV21), detection range 0.05 to 10,000 ppm Au. Each sample sent to American Assay Laboratories was analysed for Au using 30g fire assay, aqua regia digestion with AAS finish (code FAPB30- ICP), with detection range 0.003 to 10 ppm Au. Samples with Au result greater than 10 ppm Au were analysed using 30g fire assay with gravimetric finish (code GRAVAu30), detection range 0.103 to 10,000 ppm Au.

Core is transported from the drill to the Ruby Hill core shed, a rented facility near Ruby Hill which is fenced and locked. It is stored in the core yard until it can be logged. Once logging is complete, core is transported to Lone Tree by Company personnel for splitting. Lone Tree is fenced and access is controlled with ID key cards. Once splitting is complete, lab drivers pick up the samples, maintaining chain of custody.

RC samples are stored at the drill site under supervision of the drillers until the hole is complete. It is then transported to the Ruby Hill core yard and stored for a short time until it can be picked up by the lab driver, maintaining chain of custody.

Split core retained in the original box is stored at the Lone Tree core yard. Pulps are initially returned to the Lone Tree lab for check analysis before being stored at Lone Tree.

Several standards with various characteristics (high, medium and low grade, oxide and refractory) are in use at Ruby Hill. The provenance of most of the standard material is Carlin type deposits. Standards are inserted at a rate of approximately 5% with the goal of matching the standard grade to the nearby grade of the rock. Blanks are inserted at a rate of approximately 5%. Duplicates are made at approximately 5% (2.5% sample duplicates generated during the core splitting phase or at the drill rig with a Y-splitter in the case of RC samples, 2.5% prep dups generated after the pulverizing phase of sample prep by the assay laboratory.) QAQC is inserted at the discretion of the geologist performing the logging on core material. QAQC for RC samples is pre-determined by the sample sheet which is made prior to drilling the hole.

The Company uses crushed marble for blanks, and for standards purchases certified reference materials from OREAS, a reputable supplier of reference materials for the mining industry.

Check samples are conducted at the Lone Tree assay lab facility once pulps are returned to the site. All samples with values >1 ppm Au have a check assay performed, with a target check rate of about 10% of total sample stream.

It is the opinion of the qualified person responsible for Section 8 of the Ruby Hill Technical Report that sample preparation, security, and analytical procedures meet industry standard practices.

In 2023, Practical Mining updated the resource estimate in the Ruby Deeps and 426 areas to include new drilling. 102 drillholes were flagged for use in the estimate, and 15 holes (representing about 15% of the data set) were chosen for detailed review. The holes selected for review were chosen to represent the area of interest in an even spatial distribution as well as represent different operators over time (i-80, Barrick and Homestake).

Practical Mining requested original hardcopy data records for the selected holes including collar location surveys, downhole deviation surveys, geology logs, and assay certificates. Collar survey records were available for only four holes, two drilled by Barrick and two drilled by Homestake. Another Barrick hole, BRH2C, was located a significant distance from the planned location recorded on the geology log. Company geologists were subsequently able to recover survey data confirming the location of BRH2C. Practical Mining recommends continuing to recover missing survey records, as well as systematically archiving data in digital and hard copy formats as new holes are drilled. Practical Mining viewed holes in Vulcan to confirm collars coincide with topography. Hole HC1399 lies about 32.5 feet above the original topography, but it is located in the topsoil stockpile area and was apparently drilled during construction of the stockpile.

All holes used in the estimation have downhole deviation surveys, although some hard copy records were not archived. Downhole survey records were available for all of the selected Company and Barrick holes, and three of the Homestake holes. All of the selected records match the database, except the most recently drilled Company hole, iRH22-57, which had an intermediate version of the survey taken before the final 1011 feet were drilled. Updating the final survey will affect the location of a mineralized interval in the Ruby Deeps zone, but should not have a significant effect on the mineral estimation due to its location within the modeled zone and the small magnitude of the change relative to wide drillhole spacing. All hole traces were viewed in Vulcan and no excessive deviation was noted.

Geology logs were available for all requested holes. Logs match the database quite well. Two Homestake holes had logs digitized for the core tail but not the RC pre-collars, and one Homestake hole had not been entered in the digital database at all. Practical Mining recommends digitizing the data for consistency and to make the database more comprehensive, although it is unlikely to have an effect on the geology model since drill spacing is close and the geology data is interpolated between adjacent holes. Practical Mining viewed all drillhole traces coded by lithology in Vulcan and observed that the drill data coincides very well with the Company’s lithological and structural models.

Assay certificates were unavailable for one requested Barrick hole and two Homestake holes. Certificates for 12 holes were compared with the database and only one mismatch was identified, a minor error where the preliminary value was exported instead of the final value. Practical Mining viewed all drillhole traces coded by assay grades in Vulcan and noted that grade and thickness correlate well between adjacent holes and along geological contacts.

Practical Mining recommended continuing to recover collar survey records and archiving all drilling records properly. Practical Mining concluded the database was suitable for use in the Mineral Resource estimation.

Mineral Processing and Metallurgical Testing

For the Archimedes Underground, four test programs have been completed between 2008 and 2024 focused on refractory processing methods including flotation, roasting and pressure oxidation. Based on the review of the testing programs, estimated gold recoveries in acidic pressure oxidation conditions with CIL are 96.8% for the 426 Zone, 96.0% for the Ruby Deeps Windfall mineralization type, 98.1% for the Ruby Deeps Dunderberg Shale mineralization type and 38.8% for the Ruby Deeps Intrusive mineralization type.

For the Mineral Point Open Pit Project, from 2011 to 2014, three test work programs were carried out by Kappes Cassiday Associates (KCA), focusing on column leaching and bottle roll leach testing of the Mineral Point deposit. The metallurgical test work confirms the amenability of oxide material to heap leaching for precious metals extraction. Mineral Point estimated recoveries are based on alteration type, ranging from 83% to 84.4% gold and 40% to 45.2% silver for oxide mineralization.

Mineral Resource and Mineral Reserve Estimates

Archimedes Open Pit

The Archimedes deposit was previously mined by Homestake and Barrick for West Archimedes and East Archimedes respectively. Mining ceased after a pit wall failure. In the Technical Report Summary an updated estimation of the Archimedes mineral resource has been developed Forte Dynamics, Inc. (Forte), and the mining potential for continuing the surface exploitation of the deposit was evaluated to estimate a current open pit mineral resource estimate.

Forte Dynamics, Inc. estimated the Archimedes open pit mineral resources detailed in the table below. Mineral resources are not Mineral Reserves and have not been demonstrated to have economic viability. There is no certainty that the mineral resource will be converted to Mineral Reserves. Inferred mineral resources do not have sufficient confidence that modifying factors can be applied to convert them to mineral reserves. The quantity and grade or quality is an estimate and is rounded to reflect the fact that it is an approximation. Quantities may not sum due to rounding.

Summary Mineral Resources for Archimedes Open Pit at End of the Fiscal Year Ended December 31, 2025
Deposit	Cutoff Au (g/t)	Tonnes (kt)	Au (g/t)	Ag (g/t)	Au (koz)	Ag (koz)
Indicated Mineral Resources
Archimedes Pit	0.20	4,280	1.98	10.7	272	1,460
	0.10	4,320	1.96	10.6	272	1,490
	0.05	4,340	1.95	10.6	272	1,480
Inferred Mineral Resources
Archimedes Pit	0.20	820	1.18	8.9	31	230
	0.10	870	1.12	8.5	31	250
	0.05	880	1.11	8.5	31	250
Notes:
(1)Mineral resources in the Ruby Hill Technical Report have an effective date of December 31, 2024. Aaron Amoroso, a Qualified Person and an employee of the Company, has reviewed the Archimedes Open Pit mineral resources and material assumptions included in the Ruby Hill Technical Report and confirmed that they remain current as of December 31, 2025.
(2)Mineral resources are the portion of Mineral Point that can be mined profitably by open pit mining method and processed by heap leaching.
(3)Mineral resources are below an updated topographic surface (below Archimedes pit).
(4)Mineral resources are constrained to economic material inside a conceptual open pit shell. The main parameters for pit shell construction are a gold price of $2,175/oz Au, a silver price of $26.00/oz, average gold recovery of 77%, average silver recovery of 40%, open pit mining costs of $3.31/tonne, heap leach average processing costs of $3.47/tonne, general and administrative cost of $0.83/tonne processed, gold refining cost of $1.85/oz, silver refining cost of $0.50, and a 3% royalty; metal price determinations were from 2024 Q3
(5)Mineral resources are reported above a 0.1 g/t Au cutoff grade. Silver revenues were not considered in the cutoff grade.
(6)Mineral resources are stated as in situ.
(7)Mineral resources have not been adjusted for metallurgical recoveries.
(8)Reported units are metric tonnes.
(9)Reported table numbers have been rounded as required by reporting guidelines and may result in summation discrepancies.

Criteria for Reasonable Prospects for Economic Extraction

The potential for economic extraction was determined by use of an economic pit limit program, MineFlow, from the Colorado School of Mines. This utilizes a unique algorithm, but provides similar results to a Lerchs-Grossman (LG) analysis. The economic parameters applied are equal to those used in the more detailed Mineral Point study shown in Table 13-13 of the Ruby Hill Project Technical Report Summary. The bulk of the surface minable Archimedes deposit has been mined previously, leaving about 5 million tonnes of ore and 300 thousand gold ounces within the optimized pit shell and below the depleted topo surface.

Mineral Point Open Pit Mineral Resource Statement

Forte Dynamics, Inc. estimated Mineral Point open pit mineral resources detailed in the table below. The estimated tonnages and grades in the mineral resource estimate have not been adjusted for mining recovery and dilution. Contained metal estimates in the mineral resource statement table have not been adjusted for metallurgical recoveries.

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

Summary Mineral Resources form Mineral Point Open Pit at End of the Fiscal Year Ended December 31, 2025
Deposit	Tonnes (kt)	Au (g/t)	Ag (g/t)	Au (koz)	Ag (koz)
Indicated Mineral Resources
Mineral Point	216,982	0.48	15.0	3,376	104,332
Total Indicated	216,982	0.48	15.0	3,376	104,332
Inferred Mineral Resources
Mineral Point	194,442	0.34	14.6	2,117	91,473
Total Inferred	194,442	0.34	14.6	2,117	91,473
(1)Mineral resources in the Ruby Hill Technical Report have an effective date of December 31, 2024. Aaron Amoroso, a Qualified Person and an employee of the Company, has reviewed the Mineral Point Open Pit mineral resources and material assumptions included in the Ruby Hill Technical Report and confirmed that they remain current as of December 31, 2025.
(2)Mineral resources are the portion of Mineral Point that can be mined profitably by open pit mining method and processed by heap leaching.
(3)Mineral resources are below an updated topographic surface.
(4)Mineral resources are constrained to economic material inside a conceptual open pit shell. The main parameters for pit shell construction are a gold price of $2,175/oz Au, a silver price of $26.00/oz, average gold recovery of 77%, average silver recovery of 40%, open pit mining costs of $3.31/tonne, heap leach average processing costs of $3.47/tonne, general and administrative cost of $0.83/tonne processed, gold refining cost of $1.85/oz, silver refining cost of $0.50, and a 3% royalty; metal price determinations were from 2024 Q3.
(5)Mineral resources are reported above a 0.1 g/t Au cutoff grade.
(6)Mineral resources are stated as in situ.
(7)Mineral resources have not been adjusted for metallurgical recoveries.
(8)Reported units are metric tonnes.
(9)Reported table numbers have been rounded as required by reporting guidelines and may result in summation discrepancies.

Criteria for Reasonable Prospects for Economic Extraction

A mineral resource optimized LG pit shell was constructed to define the portion of the Mineral Point resource having reasonable prospects for economic extraction amenable to open pit mining and processing by heap leaching using the 25 ft x 25 ft x 25 ft block model. Conceptual mining, processing and economic assumptions for the open pit resource shell are presented in Table 11-22 of the Ruby Hill Project Technical Report Summary. Open pit mineral resources contained within the pit shell are reported above a fixed cut-off grade of 0.1 g/t Au.

Archimedes Underground

Practical Mining LLC estimated the Archimedes Underground mineral resource using all drilling and geological data available through October 31, 2022.

Summary Mineral Resources for Archimedes Underground at End of the Fiscal Year Ended December 31, 2025
Deposit	Tonnes (kt)	Au (g/t)	Ag (g/t)	Au (koz)	Ag (koz)
Indicated Mineral Resources
426	899	6.9	0.8	199	22
Ruby Deeps	892	8.3	2.4	237	69
Total Indicated	1,791	7.6	1.6	436	92
Inferred Mineral Resources
426	1,038	6.6	1.2	219	40
Ruby Deeps	3,150	7.6	2.4	769	246
Total Inferred	4,188	7.3	2.1	988	286
Notes:
(1)Underground mineral resources have been estimated at a gold price of $2,175 per troy ounce and a silver price of $27.25 per ounce; metal price determinations were from 2024 Q3
(2)Mineral resources have been estimated using pressure oxidation gold metallurgical recoveries of 96.8% and 89.5% for the 426 and Ruby Deeps deposits respectively.
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
(8)A mineral resource is a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling. The dimensions of a minimum minable stope cross section are 20 feet wide x 15 feet high. Individual stope lengths can vary from a minimum of 20 feet to a maximum of 100 feet.
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
(11)Mineral resources in the Ruby Hill Technical Report have an effective date of December 31, 2024. A Qualified Person and employee of Practical Mining LLC, has reviewed the Ruby Hill Underground mineral resources and material assumptions included in the Ruby Hill Technical Report and confirmed that they remain current as of December 31, 2025.
(12)The reference point for mineral resources is in situ.

Criteria for Reasonable Prospects for Economic Extraction

Stope optimizer software is well suited to meet the requirement for Reasonable Prospects for Economic Extraction. The software will produce stope designs that meet minimum minable geometric shapes that exceed the cutoff grade. These shapes will include necessary low grade or waste dilution included with the stope design. Mineral resources are defined by a mining geometry consistent with the drift and fill or drift and bench mining methods chosen. The dimensions of a minimum minable stope cross section are 20 feet wide x 15 feet high. Individual stope lengths can vary from a minimum of 20 feet to a maximum of 100 feet.

Mineral Resources Comparison

There has been no change in either the indicated or inferred mineral resources from December 31, 2024 to December 31. 2025.

The comparison of the Mineral Resources as of December 31, 2024 and December 31, 2025 can be found in the table below. No resource material depletion occurred in 2025.

	December 31, 2025		December 31, 2024		Percent Change
Category	Ounces Gold (k)	Ounces Silver (k)	Ounces Gold (k)	Ounces Silver (k)	Gold	Silver
Ruby Hill Mineral Point Open Pit - Indicated	3376	104332	3376	104332	-%	-%
Ruby Hill Mineral Point Open Pit - Inferred	2117	91473	2117	91473	-%	-%
Ruby Hill Archimedes Underground - Indicated	436	92	436	92	-%	-%
Ruby Hill Archimedes Underground - Inferred	988	286	988	286	-%	-%
Ruby Hill Archimedes Open Pit - Indicated	272	1490	272	1490	-%	-%
Ruby Hill Archimedes Open Pit - Inferred	31	250	31	250	-%	-%

Mining and Operations

Archimedes Open Pit

The Archimedes Open Pit was previously mined using conventional truck and shovel open pit mining methods and future exploitation is expected to utilize the same methods.

Mineral Point Open Pit

Mineral Point is a large, disseminated gold and silver deposit. The majority of the mineralization in the Mineral Point deposit is oxidized and has a high ratio of cyanide solubility. Open pit optimizations have been performed to determine that Mineral Point is amenable to open pit mining methods. The open pit optimization was performed using the Pseudo Flow algorithm in Hexagon Mine Plan software. The pit optimizer delineates an economic pit shell that maximizes the value of the extractable material by incorporating the mining cost, processing cost, selling cost, gold recovery values, and an overall pit slope.

The Mineral Point Project is expected to consist of an open pit mining operation using conventional equipment. The Project is a conventional hard rock open pit, and mining is planned to be self-performed. Mining is planned on 50-foot (15-meter) benches using haul trucks, shovels, and conventional drill and blast activities.

Archimedes Underground

The Archimedes Underground is being developed as an underground underhand cut and fill mine. The deposit will be accessed through portals being developed inside of the Archimedes pit and use truck haulage on ramps to transport material. The deposit gold grade and depth makes it amenable to underground mining, however the depth is not great enough to anticipate the need for shaft mining. The mine is planned as underhand cut and fill utilizing cemented rock fill (CRF) to backfill stopes. This method is common in Northern Nevada and amenable to the ground conditions and geometry of the deposit. As the resource is better defined and developed, opportunities will be explored to mine amenable portions of the deposit using long hole stoping or similar mining methods to reduce mining costs and increase production rates.

Processing and Recovery Operations

Historically, there have been three destinations for treatment of mineralization from the Ruby Hill Mine: (i) run-of-mine (ROM) and crushed mineralization sent to a heap leach pad, (ii) crushing and tank leached mineralization, with agglomerated tailings routed to the heap leach pad, and (iii) higher-grade sulfide mineralization routed to the then-Barrick Goldstrike Operation for autoclave processing.

Current Heap Leach Operations

Residual leaching of the East Archimedes heap leach pad is ongoing with no additional mineralized material being added to it. Leached gold is recovered by a carbon-in-column circuit and loaded carbon is treated off-site by a third party to produce doré.

Mineral Point Open Pit

The proposed process for Mineral Point Open Pit material includes primary and secondary crushing, conveyor stacking on a heap leach pad, extraction with cyanide solution, Merrill-Crowe recovery of precious metals and refining.

Archimedes Underground

Refractory production from the Ruby Hill operation will be processed via milling, and pressure oxidation followed by CIL. It will be processed at a third-party destination capable of processing refractory material via an autoclave under a toll-milling agreement, until such time that i-80 has refurbished the Lone Tree Autoclave facility. At this point, i-80 will begin processing the refractory material at Lone Tree, as part of a blended feed comprised of Ruby Hill material along with material from i-80’s other mining operations.

The Lone Tree Autoclave Facility is located immediately adjacent to I-80, approximately 160 miles from the Ruby Hill project. The Lone Tree autoclave processing facilities were shut down at the end of 2007. Since that time, the mills have been rotated on a regular basis to lubricate the bearings. The facility is still in place with, in general, most of the equipment sitting idle. For more information see Sections Strategy Overview and Discussion of Operation Results in the 10-K for more information on the Lone Tree Facility refurbishment.

Infrastructure, Permitting and Compliance Activities

Infrastructure

Mining conditions anticipated are typical for northern Nevada underground mines. Underhand drift and fill along with long hole open stoping will be the primary mining methods. Mining will be undertaken by a qualified contractor, eliminating the need to recruit a workforce and purchase mining equipment.

Transportation, electrical and support infrastructure already exists at Ruby Hill. The project will leverage existing infrastructure from previous mining activities at the Ruby Hill site, including site access, haul roads, waste rock storage, and power supply, with necessary upgrades. As of the date of the technical report, there were active dewatering wells, active monitoring wells, and active vibrating wire piezometers (VWPs).

Additional infrastructure requirements are limited to:

•Overhead power line and transformer at the portal site.
•Backfill and shotcrete plants.
•Fuel and oil storage near the portal.
•Contractor’s maintenance facility and office.
•Mine water supply tank.

Permitting

Permitting approval for underground development and mining above the 5100 elevation was received in August 2025 and underground development commenced immediately thereafter. Production mining in the 426 deposit will start in 2026 and continue through 2027 with oxide material processed on site in the existing heap leach facility, sold to a third party as an ore purchase agreement or processed at Lone Tree when it becomes operational, and refractory material sent to a third party for toll processing or processed at Lone Tree when it becomes operational. Permits for mining below the 5100 elevation are anticipated in the second quarter of 2027 with development mining for the Ruby Deeps deposit beginning shortly thereafter.

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

Compliance

RHMC is currently permitted to carry out mining operations and reclamation activities at the Project site. This permitting allows it to carry out the exploration, geotechnical and metallurgical field work recommended in this Report. Specific permits related to site activities are presented in the following table.

Permit Name	Permitting Agency/Authority	Permit Number
Mine Plan of Operations	BLM	NVN-067782
Rights of Way	BLM	N-60801; N-60802; N-60359; N-61422
Class II Air Quality Operating Permit	NDEP/BAPC	AP1041-0713.05
Mercury Operating Permit to Construct	NDEP/BAPC	AP1041-2252
Water Pollution Control Permit – Infiltration Project	NDEP/BMRR	NEV2005106
Water Pollution Control Permit – Mine	NDEP/BMRR	NEV0096103
Reclamation Permit (Mine)	NDEP/BMRR	0.000107
Mining Stormwater General Permit	NDEP/BWPC	NVR300000: MSW-44886
Public Drinking Water System	NDEP-BSDW	EU-0885-NTNC: NV0000885
Nitrate Removal System	NDEP-BSDW	EU-0885-TP02: NV0000885
Onsite Sewage Disposal System	NDEP/BWPC	GNEVOSDS09 L0107
Industrial Artificial Pond Permit	NDOW	S479016
Hazardous Materials Permit	Nevada State Fire Marshal	0.125455
Class III Waivered Landfill	NDEP-BSMM	SWW362
EPA RCRA Hazardous Waste ID (Small Quantity Generator)	NDEP-BSMM	NVR000002899
Waters of the United States Jurisdictional Determination	USACE	USACE Jurisdictional Determination approval received 10/01/2025 and is valid for five years

Capital and Operating Costs

Archimedes Underground

The Company has a contract mining agreement with a reputable contractor for development mining at the Archimedes Underground Mine.

Because of this and the infrastructure in place from previous mining activity on the property, capital requirements for the project are only for the construction of underground mine infrastructure, and underground development. The latter comprises 83% of total estimated capital expenditures. The table below details the timing and total of capital expenditures required for the Archimedes Underground project. Contingencies include 15% on capital mine development and resource delineation drilling and 25% on all other capital.

Project Capital Costs ($M)
Item	Total	2025	2026	2027	2028	2029	2030	2031	2032	2033
Mine Development	100.0	7.8	21.0	12.8	25.1	21.7	2.6	3.7	3.0	2.4
Resource Conversion Drilling	10.6	2.1	0.0	8.5	0.0	0.0	0.0	0.0	0.0	0.0
Facilities
Environmental Permitting	5.0	0.0	2.0	2.0	1.0	0.0	0.0	0.0	0.0	0.0
Feasibility Study	0.5	0.0	0.0	0.5	0.0	0.0	0.0	0.0	0.0	0.0
Admin and Management	3.9	3.9	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
NV Energy	1.4	0.8	0.6	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Metallurgical Testing	0.5	0.5	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Dewatering Wells	3.9	3.9	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Contractor Mobilization	0.2	0.2	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Portal Construction	0.2	0.1	0.1	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Escape Hoist	0.5	0.0	0.5	0.0	0.0	0.0	0.0	0.0	0.0	0.0
UG Electrical	3.7	0.2	1.0	0.5	0.5	0.5	0.5	0.5	0.0	0.0
Fans/Ventilation	2.8	0.0	1.2	0.2	0.4	0.4	0.3	0.3	0.0	0.0
Facilities Total	22.6	9.7	5.3	3.2	1.9	0.9	0.8	0.8	0.0	0.0
Contingency	22.3	2.9	4.5	4.5	4.7	3.5	0.6	0.7	0.5	0.4
Total Capital	155.4	22.5	30.8	29.0	31.7	26.0	4.0	5.2	3.5	2.8

Underground operating costs are listed in the table below. Underground mining unit costs are from similar northern Nevada mining contracts and include allowances for owner supplied materials and commodities. Other costs are Company estimates or supplier quotations.

Underground Mine Operating Costs
Item	Unit Cost	Units
Variable Costs
Stope Development Mining (15x20)	$100.00	$/ton
Long Hole Stoping	$80.00	$/ton
Sill Breasting (Floor Pull)	$80.00	$/ton
Cemented Rockfill	$37.93	$/fill ton
Unconsolidated Fill	$13.00	$/ton
Lone Tree Pressure Oxidation – Acid	$106.45	$/ton
Lone Tree Pressure Oxidation – Alkaline	$70.81	$/ton
Over the Road Haulage – Lone Tree	$39.15	$/wet ton
Over the Road Haulage – Third Party Sales	$48.81	$/wet ton
Crush, Screen and Agglomerate Heap Leaching	$8.63	$/ton
Run of Mine Heap Leaching	$2.41	$/ton
Electrical Energy	$0.08	$/kw-hr
Electrical Demand	$10.39	$/kw
Fixed Costs
Mine G&A	$7.3M	$/year
Property Holding Costs	$0.3M	$/year
Electrical Power	$2.8M	$/year
Total Fixed Cost	$10.4M	$/year

Financial statistics are presented in the table below:

Financial Statistics
Parameter	With Inferred	Without Inferred
Gold price - base case (US$/oz)	$2,175	$2,175
Silver price - base case (US$/oz)	$27.3	$27.3
Mine life (years)	10	10
Mining Rate (tons/day)	1,600	400
Tons Processed Autoclave (kton)	4,846	1,451
Average grade Autoclave (Au oz/ton)	0.209	0.209
Average gold recovery (Autoclave %)	91.9%	91.9%
Autoclave Gold Produced (koz)	910	272
Tons Processed Heap Leach (kton)	188	56
Average Grade Heap Leach (Au oz/ton)	0.111	0.111
Average gold recovery (Heap Leach %)	87.4%	87.4%
Heap Leach Gold Produced (koz)	18	5
Average annual gold production (koz)	102	31
Total recovered gold (koz)	928	272
Cash cost (US$/oz)	$1,769	$3,908
Sustaining Capital (M$)	$98	$149
All-in sustaining cost (US$/oz)	$1,893	$4,443
Pre-Production Capital (M$)	$49	$69
All in Costs (US$/oz)	$1,938	$4,692
Project after-tax NPV (M$)	$127	$(566.1)
Project after-tax NPV (M$)	$91	$(501.4)
Project after-tax IRR	23%	NA
Payback Period	7.8 Years	NA
Profitability Index 8	1.7	(1.8)
Notes:
1.Net of byproduct sales;
2.Profitability index (PI), is the ratio of payoff to investment of a proposed project. It is a useful tool for ranking projects because it allows you to quantify the amount of value created per unit of investment. A profitability index of 1 indicates breakeven;
3.Excludes, construction capital, exploration, corporate G&A, interest on debt, and corporate taxes;
4.Excludes exploration, corporate G&A, interest on debt, and corporate taxes; and
5.The financial analysis contains certain information that may constitute "forward-looking information" under applicable United States securities legislation. Forward-looking information includes, but is not limited to, statements regarding the Company’s achievement of the full-year projections for ounce production, production costs, AISC costs per ounce, cash cost per ounce and realized gold/silver price per ounce, the Company’s ability to meet annual operations estimates, and statements about strategic plans, including future operations, future work programs, capital expenditures, discovery and production of minerals, price of gold and currency exchange rates, timing of geological reports and corporate and technical objectives. Forward-looking information is necessarily based upon a number of assumptions that, while considered reasonable, are subject to known and unknown risks, uncertainties, and other factors which may cause the actual results and future events to differ materially from those expressed or implied by such forward looking information, including the risks inherent to the mining industry, adverse economic and market developments and the risks identified in Premier's annual information form under the heading "Risk Factors". There can be no assurance that such information will prove to be accurate, as actual results and future events could differ materially from those anticipated in such information. Accordingly, readers should not place undue reliance on forward-looking information. All forward-looking information contained in this Presentation is given as of the date hereof and is based upon the opinions and estimates of management and information available to management as at the date hereof. i-80 disclaims any intention or obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except as required by law.

Mineral Point Open Pit

The capital and operating costs used in the Ruby Hill Technical Report were based on costs from similar project work performed recently by Forte Dynamics, high-level quotes from vendors, and interpolation from CostMine™ models. The qualified person believes that the estimates are appropriate for inclusion in this report and that these costs comply with the precision requirements for a Preliminary Economic Assessment/Initial Assessment.

The following table provides a summary of the capital costs by category for the project:

Mineral Point Project Capital Cost Summary
Category	US$M
Mining Equipment	$420.7
Process	$316.0
Preproduction & Facilities	$80.1
Owner’s Cost	$93.6
CAPEX Waste Stripping	$287.3
Total Contingency	$185.5
Total CAPEX	$1,383.2

Operating costs for the mine were benchmarked against other similar Northern Nevada sites. The plant was estimated by scaling other simpler projects and interpolating published data from CostMine™. This gave a total cash cost (net of by-product credit) of $1,270.19 per Au toz produced. The following table provides a detailed breakdown of operating costs for the project.

Mineral Point LOM Operating Cost Summary
Operating Costs	Unit	LOM (USD $M)	$/oz Au Produced
Mining to Process	$$2.50 per ton	$988.6	$280.11
Mining Heap Leach Relocation	$$1.50 per ton	$39.7	$11.24
Mining Waste	$$2.50 per ton	$2,846.1	$806.40
Processing	$$3.90 per ton	$1,542.2	$436.97
Mine Site G&A	$$0.75 per ton	$296.6	$84.03
Total Operating Costs:		$5,713.2	$1,618.75
Refining Cost Au	$$1.85 per toz	$6.5	$1.85
Refining Cost Ag	$$0.50 per toz	$36.0	$10.20
Royalties & State Taxes		$679.8	$192.6
Total Cash Costs:		$6,435.5	$1,823.4
Silver Revenue (by-product)	$$27.25 per toz	$1,953.0	$553.21
Total Cash Cost (net of by-product credit)		$4,482.5	$1,270.19
The detailed economic model for the Mineral Point Open Pit is included as Appendix B to the Ruby Hill Technical Report.

A constant dollar cash flow analysis for the Ruby Hill Project is presented in the table below:

Cash Flow Statement – Ruby Hill
	Total	2025	2026	2067	2028	2029	2030	2031	2032	2033	2034	2035	2036	2037-2045
Net Income	97.4	0.0	(1.9)	(0.2)	19.3	15.2	10.6	13.8	(12.2)	26.7	27.2	7.3	(8.4)	0.0
Depreciation	270.0	0.0	1.0	7.2	24.1	33.7	34.3	33.9	33.2	37.9	38.4	24.8	1.5	0.0
Reclamation	0.0	(0.4)	(0.3)	(0.0)	0.5	0.7	0.7	0.6	0.6	0.7	0.7	0.3	(0.5)	(3.5)
Working Capital	0.0	0.0	(1.5)	(6.2)	(11.5)	(5.1)	(0.4)	1.5	(1.7)	2.0	(0.3)	7.0	14.1	2.0
Operating Cash Flow	367.4	(0.4)	(2.7)	0.7	32.4	44.5	45.3	49.9	19.8	67.3	66.0	39.4	6.7	(1.5)
Capital Costs
Capitalized Development	(100.0)	(7.8)	(21.0)	(12.8)	(25.1)	(21.7)	(2.6)	(3.7)	(3.0)	(2.4)	0.0	0.0	0.0	0.0
Definition and Conversion Drilling	(10.6)	(2.1)	0.0	(8.5)	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Mine Facilities	(22.7)	(5.8)	(5.3)	(5.2)	(3.9)	(0.9)	(0.8)	(0.8)	0.0	0.0	0.0	0.0	0.0	0.0
Contingency	(22.3)	(2.9)	(4.5)	(4.5)	(4.7)	(3.5)	(0.6)	(0.7)	(0.5)	(0.4)	0.0	0.0	0.0	0.0
Total Capital	(155.5)	(18.6)	(30.8)	(31.0)	(33.7)	(26.0)	(4.0)	(5.2)	(3.5)	(2.8)	0.0	0.0	0.0	0.0
After Tax Cash Flow	211.9	(19.0)	(33.5)	(30.2)	(1.3)	18.4	41.3	44.7	16.4	64.6	66.0	39.4	6.7	(1.5)
Cumulative Cash Flow		(19.0)	(52.5)	(82.7)	(84.1)	(65.6)	(24.4)	20.4	36.7	101.3	167.2	206.7	213.4	1,918

Reasonable Prospects for Economic Extraction

A mineral resource optimized LG pit shell was constructed to define the portion of the Mineral Point resource having reasonable prospects for economic extraction (RPEE) amenable to open pit mining and processing by heap leaching using the 25 ft x 25 ft x 25 ft block model. Open pit mineral resources contained within the pit shell are reported above a fixed cut-off grade of 0.1 g/t Au. See Section 11.4 of the Ruby Hill Report.

Parameters for Mineral Resource Pit Shell Construction
Parameter	Unit	Value
Metals Price
Gold	US$/toz	2,175
Silver	US$/toz	26
Au Process Recovery	%	77
Ag Process Recovery	%	40
Mining Operating Cost	US$/tonne	3.31
Processing Cost	US$/tonne	3.47
G&A Cost	US$/tonne processed	0.83
Royalty	%	3.0%
Payable Metal
Gold	%	99.90
Silver	%	99.50
Treatment & Refining Cost - Gold	US$/toz	1.85
Treatment & Refining Cost - Silver	US$/toz	0.50
Overall Slope Angles (OSA)
Dumps	degree	30.00
Alluvium	degree	55.00
Sanded	degree	45.00
Unsanded	degree	45.00
Note: Au and Ag presented recoveries are weighted averages for all materials.

Net Book Value

The net book value of the Ruby Hill Complex and its associated plant, equipment and mineral interests was approximately $112.9 million as of December 31, 2025.

Cove Project

Current Technical Report
Unless otherwise indicated, information in this section entitled “Material Mineral Properties – Cove Project” is summarized or extracted from the technical report entitled “S-K1300 Initial Assessment & Technical Report Summary for the Cove Project, Lander County, Nevada” effective December 31, 2024 prepared by Practical Mining LLC., TR Raponi Consulting Ltd. and Montgomery & Associates (the “Cove Technical Report”).

Portions of the following information are based on assumptions, qualifications and procedures which are set out only in the full Cove Technical Report. For a complete description of the assumptions, qualifications and procedures associated with the following information, reference should be made to the full text of the Cove Technical Report, which is available for review as an exhibit to the Company’s Form 10-K under its profile on Edgar at www.sec.gov.

An employee of Practical Mining LLC, has approved the Cove mineral resources included in this Annual Report on Form 10-K as of December 31, 2025 and reviewed the mineral resources and the material assumptions in the Cove Technical Report.

Property Description and Location

The Cove deposit consists of the Helen, Gap, CSD, and 2201 zones. They are located beneath the historically mined Cove open pit and extend approximately 2,000 feet northwest from the pit. The Cove deposit was mined by Echo Bay Mines Ltd. (Echo Bay) between 1987 and 2001. During this period the Cove deposit produced 2.6 million ounces of gold and 100 million ounces of silver. Gold and silver production from heap leach pads continued until 2006. The following figure shows the location of the McCoy-Cove Property.

On June 14, 2012, Premier USA, through its wholly-owned subsidiary, Au-Reka, acquired a 100% interest in the Cove portion of the McCoy-Cove Property (the "Cove Deposit") from Victoria Gold Corporation ("Victoria") pursuant to an asset purchase agreement dated June 4, 2012. In the event of production from the Cove Deposit, the Corporation will make additional payments to Victoria in the aggregate amount of C$20 million. Figure 1-1 Cove Property Area/Royalty Map.

Figure 1-1 Cove Property Area/Royalty Map

1568882
1578725
1588567
1598410
14675127
14665285
14655442
14645600
14635757

Cove-McCoy Royalty Map

i-80 Gold Corp. - 2025

N

0 0.5 1 2 3 4 Kilometers

Explanation

Cove Property Boundary

Public - 99%

Unpatented Claims

Private - 1%

Patented Claims

Royalties

Maverix - Summa 2% NSR

Chiara 2% NSR

Maverix - Newmont 1.5% NSR

Victoria Resources Production Payments

Deposit Outlines

Helen

Gap

2201

CSD

McCoy Pit

Source: Jason Womer

This map is a general representation of property boundaries and land status and is subject to revision and verification

Location - Access to the McCoy-Cove Property area is via State Highway 305, 30 miles south from the Town of Battle Mountain, and then west approximately seven miles along the secondary paved McCoy Mine Road. Battle Mountain is off Interstate Highway 80, approximately 70 miles west of Elko, Nevada. See Figure 1-2 Location of Cove Property within Nevada.

Figure 1-2 Location of Cove Property within Nevada

Climate - The climate in Lander County is typical of the high-desert environment. Average July temperatures range between 65°F and 75°F in the lower valleys and cooler in the higher elevations. Summer highs in the valleys are approximately the mid-90°F, with temperatures in the range of 50°F or 60°F at night. Winter temperatures average between 25°F and 45°F in the valleys with the possibility of frost from early September through June. Average rainfall is 10 in to 15 in, with less than 10 in. of rain in the lowest areas and up to 20 in. occurring in the mountains. The majority of precipitation falls between November and May, with the possibility of summer thunderstorms.

Land Rights - The Cove Project covers 32,110 acres and is located 32 miles south of the Town of Battle Mountain, in the Fish Creek Mountains of Lander County, Nevada. It is centered approximately at 40°22’ N and 117°13’ W and lies within the McCoy Mining District. The project area contains 1,728 unpatented claims (approximately 35,700.48 acres), and 9 patented mining claims (approximately 185.9 acres), owned 100% by i-80, through its wholly-owned subsidiaries Premier Gold Mines USA, Inc. and Au-Reka Gold Corp. The unpatented claims are on land administered by the Bureau of Land Management (BLM). The BLM MLRS mining claim database shows all claim fees paid through September 2026. County NIH fee payments are current. Patented claims are subject to property taxes, which were current at the time of this report.

Royalties - The Cove Property is subject to several royalties. As of the date of this Annual Report, the following table summarizes the royalties present on the various properties making up the Cove Property. See Figure 1-1 above for a detailed royalty map.

Several royalties are in effect on various areas of the property. Some royalties were retained by previous owners upon sale of the property while others were negotiated as lease agreements with claim holders.

Cove Royalties
Lessor/Grantor	Lease Type
Maverix Metals (Nevada) Inc., a Nevada corporation	2% NSR
60% R. E. Chiara & W. B. Chiara, as Co-Trustees of The R. E. Chiara Family Trust, 40% L. L. Chiara & M. K. Chiara,	2% NSR
Maverix Metals (Nevada) Inc., a Nevada corporation	1.5% NSR

Pursuant to the Cove Purchase Agreement in the event of production from the Cove portion of the Project, Premier will make additional payments to Victoria in the aggregate amount of C$20,000,000 (consisting of cash and/or the equivalent value of Premier common shares, at Premier's option), payable in four installments of $5,000,000 each upon the cumulative production, to Premier's account, of 250,000, 500,000, 750,000 and 1,000,000 troy ounces of gold from the Cove potion of the Project (Deferred Bullet Payment Consideration).

Environmental Considerations - The Corporation is responsible for all environmental liabilities related to the closure of the McCoy-Cove Property as well as final clean-up of surface drill pads and minor drill roads. All closure activities other than reclamation of three water treatment ponds, evaporation of the tailings facility and water quality testing have been temporarily put on hold pending the potential for future production out of the Cove underground.

Social & Community Considerations - Over its history, the operation has contributed significantly to the economic development of Lander County through job creation and both direct and indirect economic benefits.
Au-Reka Gold LLC periodically hosts Town Hall meetings in Battle Mountain, Nevada, to offer operational updates to local stakeholders. The company also collaborates with the Lander County School District and Mining Industry Foundation on various educational initiatives and activities. Additionally, Au-Reka Gold LLC maintains strong, positive relationships with local government officials, ranchers, landowners, and nearby residents.
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

Conventional open pit mining methods were utilized at the Cove open pit, with drilling and blasting of ore on 20-foot benches (double benched to 40 feet) and waste on 30 foot benches (double benched to 60 feet). The lower sulfide orebody was reached in late 1991.

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

Geological Setting, Mineralization and Deposit Types

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

Exploration & Drilling

All drilling since January 2023 has been conducted from recently mined underground drill platforms for resource conversion of the Helen and Gap zones. The drill project is ongoing and is not included in the resource. The resource will be updated in 2026 to include the resource conversion holes now that the drill project is complete. The project included about 125 drillholes totaling 140,000 feet of drilling.

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

Hydrogeology

Hydrogeological data, including groundwater elevation measurements were collected in conjunction with exploration in pre-construction studies and later from hydrogeological studies in the pit and planned underground mining areas. Groundwater elevations were used to develop a piezometric surface and determine the direction of groundwater flow (hydraulic gradient).

A network of vibrating wire piezometers (“VWPs”) was the primary method of determining water levels to support mine site characterization. Some water levels were collected from wells. Most wells that were drilled underwent hydrologic testing to estimate aquifer parameters. These tests included short-term and long-term pumping tests. Data obtained from well testing were analyzed using industry standard analytical methods. Analytical and numerical groundwater flow models were developed based on 3D geological modeling and supported by the site-specific aquifer test analysis results.

The Hydrogeologic Study Area (“HSA”) lies within the Basin and Range province which stretches from the Sierra Nevada to the Wasatch Front. Beginning in 2022, Montgomery and Associates (“M&A”) began monitoring seeps and springs. In 2023, additional seeps and springs were added to the group being monitored along with flows and wet/dry reaches of select drainages. M&A has continued to conduct these surface water surveys each year, with one sampling event during high spring runoff and a second in late fall during low flow.

In 2021, M&A updated the groundwater flow model. Over the past five years, M&A has updated and recalibrated the groundwater flow model two additional times, with the most recent model prepared for National Environmental Protection Act baseline characterization.

The proposed Cove Project will mine the Gap and Helen deposits beneath the bottom of the westernmost portion of the Cove Pit and extend to the west-northwest of the Cove Pit. The underground mine begins with the decline at the surface along the northern side of the Cove Pit and then extends down to approximately 3,400 ft amsl. With the decline primarily constructed down to the approximate water table of 4,630 ft amsl, mining down to the 3,400 ft level would occur over 9 years from 2029 through the end of 2037.

Dewatering will be required because the ore body is hosted entirely below the current water table. The hydrogeological impacts from the proposed Cove Project are largely related to the required dewatering of approximately 1,000 feet during the first couple of years of mining ending in 2030. To simulate Helen and Gap mining, the groundwater model is temporally extended through the end of mining, 2037, and then for an additional 500 years to simulate post-mining hydrogeologic recovery.

Predictive modeling is undertaken to simulate the dewatering efforts needed for the Cove Project in addition to its related simulating hydrogeological impacts. Dewatering will occur through direct pumping from the Cove Pit Lake and from dewatering wells. The water to be managed peaks in 2027 at approximately 55,000 gallons per minute (“gpm”) and declines to approximately 24,000 gpm at the end of 2037. Pit lake pumping also peaks in 2027 at approximately 27,500 gpm and declines to nothing when the pit lake becomes dewatered at the end of 2032. Well dewatering peaks in 2028 at approximately 33,000 gpm. Dewatering was simulated using 15 wells screened through the vertical extent of the underground workings and extending down approximately 100 ft below the workings. Of these 15 dewatering wells, 2 are the existing test wells (WE-01 and WE-02). The remaining 13 dewatering wells will need to be constructed.

Residual passive inflow (“RPI”) represents seepage water within the underground workings that would need to be managed and sumped. RPI is limited to approximately 100 gpm throughout the predictive simulation. All managed water is discharged to RIBs. The peak annual discharge to RIBs is approximately 43,000 gpm in 2028. The annualized average discharge rate to the RIBs declines from the peak value in 2028 to approximately 24,000 gpm in 2037.

A numerical groundwater flow model was developed to estimate dewatering rates required for the Cove Project. Existing hydrologic datasets, including measured water levels and results from pumping tests, were used to calibrate the numerical flow model. Following model calibration, the model was used to simulate predictive dewatering rates.

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

Drill hole status, such as splitting, sample dispatch date, batch ID, and dates of both preliminary and final results, are tracked in acQuire as well as on ALS Mineral’s online portal.

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

Sampling, Analysis and Data Verification

Exploration samples are submitted to ALS Minerals, an ISO/IEC 17025:2017 certified and accredited laboratory in Sparks, Nevada, for sample preparation and analysis. American Assay Laboratory in Sparks, Nevada is used for umpire check sample analysis. The drill and geochemical samples are collected in accordance with accepted industry standards. Data verification was completed as part of the generation of the mineral resources estimate. All data collected, including but not limited to collar location, downhole survey, geological, and analytical data, are subject to i-80 Gold’s Quality Assurance, Quality Control (“QAQC”) procedures. Property Grid and Drill Hole Collars

Mineral Processing and Metallurgical Testing

Testing programs completed demonstrate that samples from the Gap and Helen zones are refractory to standard cyanide leaching. The samples showed significant levels of preg robbing from naturally occurring carbonaceous matter and refractory gold in sulfide minerals. Some samples showed better amenability to roasting while others showed better amenability to pressure oxidation. Processing of Cove production will require a facility with refractory treatment either in a new process plant or through an existing operation that can provide third-party processing. Head assaying for both the Helen Zone and Gap indicated that the gold in the two resources will likely be finely disseminated and not amenable to gravity gold recovery.

Metallurgical testing reviewed in regard to the Cove Project including date, laboratory, and listed accreditation are shown below:

Metallurgical Testing Program
Date	Laboratory	Accreditation	Program
2008	Kappes Cassiday & Associates (KCA)	No certifications listed on website. Independent of i-80.	Whole Ore Leaching and Flotation Tests
2009	Kappes Cassiday & Associates (KCA)	No certifications listed on website. Independent of i-80.	Roasting and Cyanidation of Calcine, Hot Lime Treatment, and Flotation Tests
2017	SGS Lakefield Research Ltd. (SGS)	Conforms to the requirements of the ISO/IEC 17025 standard for specific registered tests. Independent of i-80.	Whole ore leaching, roasting, pressure oxidation and cyanidation of oxidation products
2021	Kappes Cassiday & Associates (KCA)	No certifications listed on website. Independent of i-80.	Whole ore chlorination oxidation and leaching
2022	FLSmidth Minerals Testing and Research Center	No certifications listed on website. Independent of i-80.	Whole ore pressure oxidation

Mineral Resource and Mineral Reserve Estimates

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

Summary of Cove Mineral Resources at the End of the Fiscal Year Ended December 31, 2025
	Tons (kton)	Tonnes (kt)	Au (opt)	Au (g/t)	Ag (opt)	Ag (g/t)	Au (koz)	Ag (koz)
Indicated Mineral Resource
Helen	743	674	0.271	9.3	0.074	2.6	201	55
Gap	280	254	0.219	7.5	0.239	8.9	61	72
CSD	275	249	0.175	6.0	1.603	55.0	48	441
Total Indicated	1,298	1,177	0.239	8.2	0.438	15.0	310	568
Inferred Mineral Resource
Helen	1,743	1,582	0.245	8.4	0.083	2.9	427	146
Gap	2,229	2,022	0.244	8.4	0.262	9.0	543	585
CSD	319	290	0.173	5.9	1.685	57.8	55	538
2201	168	153	0.780	26.7	1.016	34.8	131	171
Total Inferred	4,459	4,047	0.259	8.9	0.323	11.1	1,156	1,439
Notes:
(1)Mineral resources have been estimated at a gold price of $2,175 per troy ounce and a silver price of 27.25 per troy ounce; metal price determinations were from 2024 Q3;
(2)Mineral resources have been estimated using gold metallurgical recoveries ranging from 73.2% to 93.3% for roasting and 78.5% to 95.1 % for pressure oxidation;
(3)Roaster cutoff grades reported in grams per metric tonne (g/t) and ounce per ton (opt), range from 4.15 to 5.29 Au g/t (0.121 to 0.154 opt) and pressure oxidation cutoff grades range from 3.83 to 4.64 Au g/t (0.112 to 0.135 opt);
(4)The effective date of the mineral resource estimate is December 31, 2024; Qualified Person and an employee of the Practical Mining LLC Company, has reviewed the Cove mineral resources and material assumptions included in the Cove Technical Report and confirmed that they remain current as of December 31, 2025.
(5)Mineral resources, which are not mineral reserves, do not have demonstrated economic viability. The estimate of mineral resources may be materially affected by environmental, permitting, legal, title, socio-political, marketing, or other relevant factors;
(6)An inferred mineral resource is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. Geological evidence is sufficient to imply but not verify geological and grade or quality continuity. An inferred mineral resource has a lower level of confidence than that applying to an indicated mineral resource and must not be converted to a mineral reserve. It is reasonably expected that the majority of inferred mineral resources could be upgraded to indicated mineral resources with continued exploration; and
(7)The reference point for mineral resources is in situ.

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

A script was run on the estimated block model to populate the classification variable. The classification categories are indicated, inferred and none. Classification was determined based on three block model variables: au_dist, au_ndh and au_nn_dist. These three variables represent, respectively, the average distance to the composites used to estimate the grade of the block, the number of drill holes contributing to the grade of the block, and the distance to the nearest composite. The default value was defined as ‘none’, which was over-written by indicated or inferred where the required conditions were satisfied. The conditions of the classification script are listed below.

Classification Conditions
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

Criteria for Reasonable Prospects for Economic Extraction

To satisfy the requirement for “Reasonable Prospects for Economic Extraction” (RPEE). Stope optimizer software is well suited to meet this requirement. The software will produce stope designs that meet minimum minable geometric shapes that exceed the cutoff grade. These shapes will include necessary low grade or waste dilution included with the stope design. Cove mineral resources are defined by a mining geometry consistent with the drift and fill or drift and bench mining methods chosen. The dimensions of a minimum minable stope cross section are 20 feet wide x 15 feet high. Individual stope lengths can vary from a minimum of 20 feet to a maximum of 100 feet.

Mineral Resources Comparison

There has been no change in either the indicated or inferred mineral resources from December 31, 2024 to December 31. 2025.

The comparison of the Mineral Resources as of December 31, 2024 and December 31, 2025 can be found in the table below. No resource material depletion occurred in 2025.

	December 31, 2025		December 31, 2024		Percent Change
Category	Ounces Gold	Ounces Silver	Ounces Gold	Ounces Silver	Gold	Silver
Indicated	310	568	310	568	—%	—%
Inferred	1156	1439	1156	1439	—%	—%

Mining and Operations

Due to the mostly flat geometry of the ore lenses, all planned production mining will be completed using drift and fill mining. The final choice of mining method will depend upon the geometry of the stope block, proximity to main access ramps, ventilation and escape routes, the relative strength or weakness of the mineralized material and adjacent wall rock, and finally the value or grade of the mineralized material. The choice of mining method will not be finalized until after the stope delineation and definition drilling is completed.

Drift and Fill is a very selective mining method. A drift and fill stope is initiated by driving a waste crosscut from the access ramp to the ore. The initial ore drift is driven at planned 13-feet wide by 13-feet high dimensions, with gradient varying between +/-20% to follow the geometry of the mineralization. The minimum cut and fill drift height is eight feet to minimize dilution on the thinner mineralized lenses. Once the initial drift is driven, floor may be pulled and/or back may be breasted down to capture the full thickness of the lens. Where mining is planned adjacent to the drift, it will be backfilled with CRF prior to mining the subsequent drifts.

Processing and Recovery Operations

Mineralization from the Cove operation which is amenable to roasting will be processed via dry grind, roasting followed by carbon in leach (CIL) at a third-party processing facility. Up to 750 tons per day of Cove production will be processed at this facility.

Beginning in 2028, amenable production will also be processed through the Lone Tree Autoclave facility. Operating conditions will be determined. Production will likely be blended with feed from other i-80 operations.

The Lone Tree Plant and Autoclave Facility is located immediately adjacent to the i-80 highway and approximately 50 miles from the Cove Property. The Lone Tree processing facilities were shut down at the end of 2007. Since that time, the mills have been rotated on a regular basis to lubricate the bearings. The facility is still in place with, in general, most of the equipment sitting idle.

Pursuant to a Class 3 Engineering Study for the refurbishment of the Lone Tree processing plant, as disclosed on Form 8-K by the Company on Form 8-K on December 18, 2025 the Company’s objective is to refurbish and restart the pressure oxidation (POX) circuit and associated unit operations, including building a new oxygen plant, while meeting new regulatory requirements for allowable mercury emissions. The POX circuit will operate under acidic conditions and is planned to process up to 2,268 tonnes per day with total annual throughput of 827,806 tonnes based on 85% plant availability, consistent with historic production data.

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

Dewatering will be accomplished using multiple surface and underground wellsand a pit lake barge. Dewatering water will be piped to a series of Rapid Infiltration Basins (RIBs). The RIB locations have been selected to prevent recharge into the Cove hydrogeologic system.

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

Baseline environmental studies have been undertaken per National Environmental Protection Act (NEPA) permitting requirements administered by the federal Bureau of Land Management (BLM). This, along with dewatering, constitutes the critical path to production. A majority of the baseline studies have been submitted and approved.

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

Mine Facilities

The laydown area of the mine will contain the main office, maintenance shop, equipment wash down bay, fuel and oil storage, employee dry facilities and warehouse.

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

Au-Reka is currently in the process of advancing the full-scale underground mining permitting phase of the Project and, during 2023-2024, baseline studies were conducted to support the federal permitting action which is expected to be an Environmental Impact Statement (EIS) through the BLM. In addition, an associated Plan Of Operations (POO) Amendment will also be completed and submitted to address the Project specifics for full-scale underground mining. Nevada Division of Environmental Protection (NDEP) permits will also be secured as the Project permitting progresses.

McCoy-Cove Property Existing Permits
Permit Name	Agency	Permit Number
Plan of Operations - Cove Helen UG	BLM	NVN-088795
Plan of Operations - McCoy Cove Mine	BLM	NVN-067086
Plan of Operations - McCoy Cove Exploration	BLM	NVN-067716
Mine Reclamation Permit - Cove Helen UG	NDEP-BMRR	0342
Mine Reclamation Permit - McCoy Cove Mine	NDEP-BMRR	0147
Mine Reclamation Permit - McCoy Cove Exploration	NDEP-BMRR	0062
Surface Area Disturbance Permit - Cove Helen UG	NDEP-BAPC	AP1041-2192.03
Surface Area Disturbance Permit - McCoy Cove Exploration	NDEP-BAPC	AP1041-3762
Water Pollution Control Permit - Cove Helen UG	NDEP-BMRR	NEV2010102
Water Pollution Control Permit - Cove Helen RIBs	NDEP-BMRR	NEV2010107
Water Pollution Control Permit - McCoy Cove Mine	NDEP-BMRR	NEV0088009
Mining Stormwater General Permit	NDEP-BWPC	NVR300000: MSW-678
Onsite Sewage Disposal System General Permit	NDEP-BWPC	GNEVOSDS09L0112
Industrial Artificial Pond Permit	NDOW	S400418
Dam Safety Permit	NDWR	J-495
Class III Waivered Landfill	NDEP-BSMM	SWW335

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

Financial Statistics
	With Inferred	Without Inferred
Gold price (US$/oz)	$2,175
Silver price (US$/oz)	$27.25
Mine life (years)	8
Average mineralized mining rate (tons/day)	1,010	200
Average grade (oz/t Au)	0.305	0.313
Average gold recovery (roaster %)	79%	79%
Average gold recovery (autoclave %)	86%	86%
Average annual gold production (koz)	92	19
Total recovered gold (koz)	740	148
Pre-development capital ($M)	$17.3	$17.2
Mine construction capital ($M)	$157.4	$157.4
Sustaining capital (M$)	$49.1	$49.1
Construction Start Date	1/1/2028
Economic Indicators Post Construction Decision [3]
Cash cost (US$/oz) [1]	$1,201	$1,697
All-in sustaining cost (US$/oz)[2]	$1,303	$2,240
All in cost (US$/oz) [5]	$1,635	$3,302
Project after-tax NPV5% (M$)	$274	($160)
Project after-tax NPV8% (M$)	$216	($159)
Project after-tax IRR	30%	NA
Payback Period	5.5 Years	NA
Profitability Index 5%[4]	—	—
Financial Statistics Including Pre-Construction Period (1/1/2025 – 12/31/2027) [6]
All in cost (US$/oz) [5]	$1,658	$3,419
Project after-tax NPV5% (M$)	$256	($178)
Project after-tax NPV8% (M$)	$198	($177)
Project after-tax IRR	25%	NA
Payback Period	6.8 years	NA
Profitability Index 5%[4]	—	—
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

Capital and Operating Costs

Capital costs were generated from estimates provided by local suppliers and contractors and from similar work performed at other area mines. All cost estimates include Lander County and Nevada sales taxes of 7.1%, freight, contractor mobilization and demobilization, engineering procurement, and construction management. Capital cost estimates for the project are summarized in the table below.

Project Capital Costs ($M)
	Pre-Construction			Construction		Sustaining
	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034	Total
Mine Development	—	—	—	0.4	24.8	12.1	5.8	12.3	0.6	10.5	66.5
Dewatering	—	—	—	69.9	18.0	—	—	—	—	—	87.9
120kv Substation	—	—	—	3.1	—	—	—	—	—	—	3.1
Mine Facilities	—	—	—	1.3	0.9	1.0	0.1	0.2	—	—	3.5
Pre-Production	1.7	1.7	1.7	10.9	—	—	—	—	—	—	15.9
Env. Permitting & Feas.	4.0	2.0	1.0	—	—	—	—	—	—	—	7.0
Drilling	2.0	—	—	—	—	—	—	—	—	—	2.0
Contingency	1.7	0.9	0.7	19.5	8.5	2.1	0.9	1.9	0.1	1.6	37.8
Total	9.4	4.6	3.3	105.2	52.2	15.2	6.8	14.4	0.7	12	223.8
	17.3			157.4		49.1					223.8

Contingency - 15% development and drilling, 25% dewatering, substation, mine facilities and pre-production expenses.

The unit mining costs presented in the table below are typical contractor costs for the anticipated conditions at Cove. Operating cost estimates are suitable for Initial Assessments and are accurate to within +/- 50%.

Unit Operating Costs
Item	Unit Cost	Units
Stope Development	$110.59	$/ ton
Production	$80.00	$ /ton
Cemented Backfill	$37.93	$ /fill ton
Gob Fill	$13.00	$ /fill ton
Expensed Waste	$110.59	$ /waste ton
Hauling to Roaster	$24.38	$ /ton
Trucking to Lone Tree	$14.68	$ /ton
Toll Roasting	$75.00	$ /ton
Alkaline Pressure Oxidation	$70.81	$ /ton

Total operating and capital cost estimates are presented in the table below:

Operating and Capital Costs
Category	Total Cost ($M)	$/ton Processed	$/Au oz
Mining	408	139	552
Transportation and Processing	270	91	365
Electrical Power	71	24	96
G&A, Royalties, and NV Taxes	138	49	186
By Product Credits	(3)	(1)	(4)
Total Operating Costs	883	303	1,194
Closure and Reclamation	31	11	42
Sustaining Capital	49	17	66
All in Sustaining Costs	963	330	1303
Federal Income Tax	83	28	112
Construction Capital	157	54	213
All in Cost Excluding Pre-Construction Capex	1209	706	1,628
Pre-Construction Capex	17	6	23
All in Costs	1226	401	1651

Constant dollar cash flow analysis is presented below. Royalties include both the 11/2 % Newmont NSR and the 2% Summa Corporation NSR. The Summa royalty applies only to a portion of the mine production.

Federal income taxes of 21% apply to taxable income after appropriate deductions for depreciation and depletion. The gold percentage depletion rate is 15%. Nevada’s commerce tax is 0.051% on all revenue above $4 million per annum. The excise tax is 0.75% on all revenue above $20 million and less than $150 million and 1.1% on revenues over $150 million.

Cash Flow Statement
	Pre-Const.	Construction		Production
	2025-2027	2028	2029	2030	2031	2032	2033	2034	2035	2036	2037	2038-2045	Total
Net Income	0	0	10	16	6	20	113	79	37	28	0	3	312
Depreciation	0	0	13	16	25	32	70	64	44	30	0	0	295
Reclamation	(0)	(1)	1	1	2	3	7	5	3	(2)	(5)	(15)	0
Working Capital	0	0	(7)	(0)	(6)	(0)	(6)	2	3	5	10	0	0
Operating Cash Flow	(0)	(1)	17	33	27	54	185	150	87	61	6	(12)	606
Capital Costs	(17)	(105)	(52)	(15)	(7)	(14)	(1)	(12)	0	0	0	0	(224)
Net Cash Flow	(18)	(106)	(35)	18	20	40	184	138	87	61	6	(12)	382
All in Cost [1,2] ($/oz)		0	2,893	1,804	1,828	1,723	1,159	1,300	1,387	1,353	0	0	1,658
1. Net of Byproduct Sales 2. Note: All in Cost Exclusive of Corporate Taxes, Exploration, Corporate G&A and Interest on Debt

Results from the preliminary economic assessment indicate a post construction decision NPV 5% of $271 million (excluding $17.3 million pre-development capital), an internal rate of return (“IRR”) of 30%, and payback period of 5.5 years.

Exploration, Development & Production

The project pre-feasibility or feasibility study should address the following components and the work should be planned to minimize the permitting time required to achieve positive cash flow.

Resource Delineation and Exploration
1.Completion of the underground drilling program;
2.Update the resource model;
3.Expansion of the Gap and 2201 Zones could add high grade mineralization to the project which would be accessed through the planned Helen and Gap infrastructure.

Dewatering
1.Detailed review and selection of well locations, and;
2.Fine tune hydrogeologic model, pumping rates and drawdown rates.

Mining
1.A geotechnical characterization program should be implemented along with resource delineation: a. The objectives of the program are to characterize the mining horizons using the Rock Mass Rating (RMR) system; b. Collect downhole Acoustic Tele Viewer (ATV) drill logs to collect joint orientation data for mine designs and accurately estimate ground support requirements; and, c. Collect full core samples for physical rock property testing.
2.Complete additional testing of potential back fill sources to optimize the Cemented Rock Fill (CRF) mix design;
3.Run trade off studies between aquifer pumping rates and alternative mining scenarios; and, 4. Complete a ventilation simulation to predict Diesel Particulate Matter (DPM), carbon monoxide, and other contaminate concentrations.
Metallurgical Testing
Additional metallurgical testing will be needed to thoroughly investigate the variability and viability of Helen and Gap resources to evaluate pressure oxidation with CIL cyanidation under Lone Tree conditions. Testing also is expected to include baseline CIL tests and roasting testing as a comparison. Sampling objectives will include:
•Samples from GAP and Helen zones and their major lithological units; Favret, Panther Dolomite. The samples should also address spatial variability within each zone.
•Sample intrusive formations in each zone.
•Assess variability of the responses to roasting and calcine cyanidation across the resources;
•Assess variability of the responses to pressure oxidation and residue cyanidation across the resources;
•Testing should attempt to establish head grade and extraction relations for use in more detailed resource modelling;
•Mineralogy impacts need to be established and geologic domains within each resource need to be determined, and;
•Additional comminution data should be collected to assess hardness variability within the zones and any potential impacts in throughput in the Lone Tree process plant.
The resource model should be advanced to include arsenic, organic carbon, mercury, lead, zinc, total copper selenium, barium, cobalt, nickel, and cadmium as these will be important for predicting grades if toll process offsite is used and potentially for estimating extractions within the resources.
Net Book Value

The net book value of the Cove Project and its associated plant, equipment and mineral interests was approximately $52.8 million as of December 31, 2025.

Lone Tree Project

Current Technical Report

Unless otherwise indicated, information in this section entitled “Material Mineral Properties – Lone Tree Project” is summarized or extracted from the technical report entitled “S-K 1300 Technical Report Summary on the Mineral Resource Estimates for the Lone Tree Deposit, Nevada” effective December 31, 2024 prepared by GeoGlobal LLC, Abani R. Samal, RM-SME, Brian Arthur, RM-SME and Paul Gates, PE (the “Lone Tree Technical Report”).

Portions of the following information are based on assumptions, qualifications and procedures which are set out only in the full Lone Tree Technical Report. For a complete description of the assumptions, qualifications and procedures associated with the following information, reference should be made to the full text of the Lone Tree Technical Report, which is available for review as an exhibit to the Company’s Form 10-K under its profile on Edgar at www.sec.gov.

Lone Tree is considered an exploration stage project because the Company has not determined mineral reserves at the project and the Company has continued extraction through heap-leaching without determining mineral reserves.

Aaron Amoroso, a QP and an employee of the Company, has approved the Lone Tree mineral resources included in this Annual Report on Form 10-K as of December 31, 2025 and their material assumptions.

Property Description, location and access

The Lone Tree project (the "Lone Tree Project") was acquired on October 14, 2021, by i-80 Gold Corp. ("i-80") from Nevada Gold Mines LLC ("NGM"). NGM is a joint venture in respect of the Lone Tree mineral deposit located in Nevada, U.S.A., between Newmont Mining Corporation ("Newmont") and Barrick Gold Corporation ("Barrick").

Resource expansion potential exists down-plunge of the main Lone Tree deposit and in the unmined Sequoia zone discovery where previous drilling returned multiple wide, high-grade, intercepts. The Lone Tree Technical Report focuses only on the Lone Tree mine properties (the "Lone Tree Properties").

The site of the Lone Tree Project has an autoclave and flotation mill, which as of the date of the Lone Tree Technical Report, are not operational. The autoclave and flotation mill last operated in 2007. Major components are largely in place but require refurbishment to be put back into service. The list of processing plants includes the following facilities:

•Lone Tree Autoclave, which processes higher-grade refractory ore.
•Lone Tree Flotation Plant, which processes lower-grade refractory ore.
•Lone Tree leach pad (Phases one-four), which treats oxide ore in a cyanide heap leach process.
•Lone Tree leach pad (Phase five), which treats oxide ore in a cyanide heap leach process.
•Lone Tree leach pad (Phase six), which treats oxide ore in a cyanide heap leach process.

Administrative and Maintenance Shop
Lone Tree Mine
Mineral Processing, & leaching
Phase 5 Pond and Preg Sump
Phase 5-7
Thickener and Filter Press
LT Assay Lab
East and West Ponds
CIC Building
E-Train
Phase 1-4
Mineral Processing, leaching
Brooks pit
Buffalo Mountain property boundary
N
0
1
2 mi

Location - The Lone Tree mine project is approximately 30 miles east of Winnemucca, Nevada, and 20 miles northwest of Battle Mountain, Nevada at 40° 50' 19" N, 117° 12' 37" W. The land package includes the process area, the Lone Tree Pit, and the Buffalo Mountain Property. Processing infrastructure at Lone Tree includes an autoclave, carbon-in-leach mill, flotation mill, and heap leach facility. The mine office is accessible from Interstate 80 by a paved highway. See Figure 1-2 Location of Lone Tree Property within Nevada.

Figure 1-2 Location of Lone Tree Property within Nevada

Climate - The climate in Humboldt County is typical of the high-desert environment. Average July temperatures range between 65°F and 75°F in the lower valleys and cooler in the higher elevations. Summer highs in the valleys are approximately the mid-90°F, with temperatures in the range of 50°F or 60°F at night. Winter temperatures average between 25°F and 45°F in the valleys with the possibility of frost from early September through June. Average rainfall is 10 in to 15 in, with less than 10 in. of rain in the lowest areas and up to 20 in. occurring in the mountains. The majority of precipitation falls between November and May, with the possibility of summer thunderstorms. Mining operations can continue year-round with brief pauses for summer lightning storms or unusually heavy winter snowstorms.

Land Rights - The Lone Tree Properties include interests in fee lands covering approximately 3989.2 acres for surface and mineral rights, approximately 5.03 acres for surface only rights, approximately 1,925.93 acres for minerals only rights, and 621.96 acres for leased fee rights, 6 patented mining claims covering approximately 79.1 acres, and 394 unpatented mining claims covering approximately 8,140.04 acres which are leased or owned by the Corporation through its subsidiary Goldcorp Dee LLC.

Royalties - The Lone Tree Property is subject to several royalties. As of the date of this Annual Report, the following table summarizes the royalties present on the various properties making up the Lone Tree Property. See Figure 1-3 for a detailed royalty map.

Several royalties are in effect on various areas of the property. Some royalties were retained by previous owners upon sale of the property while others were negotiated as lease agreements with claim holders.

Lone Tree Royalties
Lessor/Grantor	Lease Type
Newmont proportionate to ownership interest	1.5% NSR
Newmont proportionate to lessor interest	0.5% NSR
Vek/Andrus successors (41.6667% ownership interest)	5% NSR
Richardson	5% NSR
BTF Properties	5% NSR
Franco-Nevada Mining Corporation, Inc.	1% NSR
Marigold Mining Company	4-5% NSR
$25/oz not exceeding $50M to Nevada Gold Mines LLC

Figure 1-3 Lone Tree Property Area/Royalty Map

Permits/Licenses - The Lone Tree Project has the required permits, licenses and authorizations from the BLM and Nevada state agencies, primarily the Nevada Division of Environmental Protection, to conduct current operations.

Specific to the autoclave facility (Plant), permits and licenses are in place for the existing operational components in use. The approval of new and revised permit applications pertaining to air quality, mercury abatement, water pollution control, reclamation and other secondary permits related to the new Plant design and associated facilities will be secured prior to beginning of construction activities.

Environmental Considerations - Reclamation activities from past mining and processing at the Lone Tree project are ongoing. A reclamation cost estimate prepared in March 2022 estimated cost to close and reclaim the project is $87.1 M. This amount includes closure of all permitted mining and exploration disturbance at the project and is calculated using the Nevada Standardized Reclamation Cost Estimator.

Social & Community Considerations - Over its history, the operation has contributed significantly to the economic development of both Humboldt and Lander County, Nevada, through job creation and both direct and indirect economic benefits.

Goldcorp DEE LLC periodically hosts Town Hall meetings in Winnemucca and Battle Mountain, Nevada, to offer operational updates to local stakeholders. The company also collaborates with Humboldt and Lander County School Districts and Mining Industry Foundation on various educational initiatives and activities. Additionally, Goldcorp DEE LLC maintains strong, positive relationships with local government officials, ranchers, landowners, and nearby residents.

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

Exploration & Drilling

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

Standard procedure at Lone Tree was to perform a downhole survey on all holes greater than 300 feet in length. In some cases (e.g., important angle holes) shorter holes are surveyed as well. An independent contractor performs the survey. The azimuth of the drilled hole is determined using a correction from magnetic north to true north with a standard Brunton pocket transit/compass. The angle correction used for 2003 was 14.5 degrees west of magnetic north as read on the compass. This correction was standard for the contractors and the geologist lining up the drill rig. The downhole survey is done by lowering a gyro through the intact drilling steel and measuring the deviation of the original angle and the variance of the original azimuth. The survey data was recorded, and the geologist received a hard (paper) copy immediately after the survey. An electronic copy of the data was sent to Newmont data input managers for inclusion in the database. Possible errors were screened by the geologist and the database managers at this stage before the data was finalized.

Sampling, Analysis and Data Verification

Sampling methodology and security are discussed in Section titled "Drilling", as part of the drilling procedures practiced by Newmont.

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

Data Verification

The data and information available for the Lone Tree deposit was reviewed by the author of the Lone Tree Report. This includes the topographic data, the drill hole data, the geological interpretation data, the density data, and documents in support of the processes and procedures followed for collection, compilation, storage, security, and quality control. The review concluded that the processes followed for maintaining the quality of the data meets the best practices guidelines as outlined by CIM. The data are adequate for the use in undertaking a mineral resource estimate. The data provided by NGM is suitable to be used as the basis of a mineral resource estimate that can be used in future studies on the Lone Tree Properties

Mineral Processing and Metallurgical Testing

Newmont did a metallurgical study on ore from the Brooks deposit which was mined and processed between 2015 and 2020. During the ten years of operation prior to the acquisition by i-80, Newmont did not conduct any comprehensive metallurgical studies on material from the Lone Tree deposit. Since its acquisition in 2021, i-80 has not conducted any metallurgical tests or pilot studies on Lone Tree material.

The remaining mineralization in the Lone Tree deposit is located in extensions of the mineralized zones and structures that were mined and processed by Newmont between 1991 and 2019. Therefore, processing data drawn from historical production reported by Newmont/NGM was used to support the metallurgical performances reported herein.

Most of the remaining mineralization in Lone Tree is expected to be sulfidic and require autoclave pretreatment to facilitate gold leaching. Some low-grade oxide and high-grade oxide material is also expected but not valued as significant in this study. The historical and proposed recoveries for each material type are shown in the table below and are expected to prevail in the remaining material.

Recoveries and Material Types at Lone Tree
Mine	Definition	Process	2005 Actual[4] (%)	Life of Property Actual (%)	Proposed Au Recovery[1] (%)
Lone Tree	High Grade Oxide	CIP/CIL	94.2	NA	60
Lone Tree	High Grade Sulfidic Ore	Autoclave/CIL[2]	94.6	93.05%[5]	94.9
Lone Tree	Concentrates	Autoclave/CIL	91	NA	93.9
Lone Tree	Low Grade Sulfide	Flotation[3]	77.52	81.35%[5]	78.59
Lone Tree	Low Grade Oxide	Heap Leach	NA	81%[6]	67.3
Lone Tree	Leach Grade Sulfide	Heap Leach	NA	NA	63.6
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
4.Source - 2005 LT Summary.xls
5.Source - Lone Tree Statistics (1998 - H1 2019).xlsx.
6.Source - 2.4.4.1.3 Brooks leach curve EA.25.xlsx and i-80 Pad Tracking LoneTree.xlsx

Mineral Resource and Mineral Reserve Estimates
The estimated mineral resources are presented in the table below.

Estimated Mineral Resources at 0.62 g/t Au Cut-off Grade
	Tonnes (Mt)	Au (g/t)	Au (koz)
Indicated Mineral Resources	7.69	1.73	428
Inferred Mineral Resources	52.94	1.64	2,789
Notes:
(1)Mineral resources in the Lone Tree Technical Report have an effective date of December 31, 2024. Aaron Amoroso, a Qualified Person and an employee of the Company, has reviewed the Lone Tree mineral resources and material assumptions included in the Lone Tree Technical Report and confirmed that they remain current as of December 31, 2025.
(2)Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability.
(3)Mineral resources are shown above a 0.62 g/t (0.018 opt) Au cut-off grade.
(4)Mineral Resources are constrained to oxide and transitional oxide-sulfide mineralization inside a conceptual open pit shell. . A gold price of $2,175/oz Au. A 94.9% recovery for gold in the autoclave process and 78.6% recovery for flotation is used as parameters for pit shell construction. Open pit mining costs of $3.00 per ton for rocks and $2.75 for fill materials, average processing 2,500 tpd autoclave at $44.50 per ton processed and 5,000 tpd flotation at $29.91 per ton including general and administrative costs are considered. A 3% NSR royalty and pit slopes of 40° to 45° was used. Metal price determinations were from 2024 Q3.Mineral Resources are stated as in-situ with no consideration for planned or unplanned external mining dilution.
(5)The contained gold estimates in the Mineral Resource table have not been adjusted for metallurgical recoveries.
(6)Units shown are in Million Tonnes (Mt), grams per metric tonne (g/t), and thousands of ounces of contained gold (koz).
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

Optimum Pit Criteria Applied to Resource Estimate
Variables	Value	Notes
Au Price Per Ounce	$2,175	Provided by i-80 Gold
Mine Cost ($/ton)	$3.00	Rock (Provided by i-80 Gold)
	$2.75	Fill material (Provided by i-80 Gold)
Processing + G&A Cost ($/ton)	$44.50 for autoclave $29.91 for flotation	Assume 2,500 tons per day autoclave and 5,000 tons per day Flotation (Refer Section 14)
Recovery	94.9% for autoclave 78.6% for flotation	Refer to Section 10, Table 10‑1
Royalty	3.0%	NSR
Cutoff Grade	0.018 Opt	(i.e. 0.62 g/Tonne) Refer discussions above
Slope Angles	40°-45°	Azimuth from 20[o] to 219[o] slope angle 45[o] Azimuth from 220[o] to 19[o] slope angle 40[o]

Mineral Resources Comparison

There has been no change in either the indicated or inferred mineral resources from December 31, 2024 to December 31. 2025.

The comparison of the Mineral Resources as of December 31, 2024 and December 31, 2025 can be found in the table below. No resource material depletion occurred in 2025.

	December 31, 2025		December 31, 2024		Percent Change
Category	Ounces Gold (k)	Ounces Silver (k)	Ounces Gold (k)	Ounces Silver (k)	Gold	Silver
Indicated	428	—	428	—	—%	—%
Inferred	2,789	—	2,789	—	—%	—%

Mining and Operations

Lone Tree is not considered an advanced mining property; however it was historically mined using open pit mining methods by its previous operators. Open pit mining methods would be appropriate for future mining. Suitable mine design criteria are anticipated to be: A bench height of 20 ft. was chosen for drilling and blasting. Haul road ramp grades of 10% exiting the pit and 11% for short access ramps to the bottom of the pit. Geotechnical parameters of 40-degree slopes on the west pit walls and 45-degree slopes on the east pit walls based on historic mining.

Processing and Recovery Operations

Lone Tree is not considered an advanced mining property, however past mine production at Lone Tree was processed using a heap leach, a flotation plant, an autoclave and the necessary support equipment to process both oxide and sulfide material. The flotation mill is in care and maintenance. The leach pad is still producing economic amounts of gold and has a remaining capacity of 10,000,000 tons. The autoclave is planned to be restarted in 2027 to process refractory material from other i-80 properties. Activity is ongoing to re-leach the existing heap leach pads to extract residual gold.

Infrastructure, Permitting and Compliance Activities

Lone Tree is not considered an advanced mining property, however in December 2025, i-80 completed an engineering study for the Lone Tree Plant. Scope of work includes the replacement and refurbishment of some existing infrastructure, and the installation of new infrastructure, equipment and environmental systems, including the refurbishment and upgrade of the existing autoclave to a modern POX circuit.

Capital and Operating Costs

Lone Tree is not considered an advanced mining property, however pursuant to the class 3 engineering study completed in Q4 of 2025 the details of which were disclosed under Form 8-K by the Company on December 18, 2025 (the “Class 3 Engineering Study”), capital cost are estimated at $412 million, inclusive of contingency, owner’s costs, and first fills, plus $18 million in capital spares for a total of $430 million.

Exploration, Development and Production

While Lone Tree is not considered an advanced property, the refurbishment of its processing infrastructure which, pursuant to the Class 3 Engineering Study, is expected to be completed by the end of 2027 and is expected to be utilized for the processing or ore from i-80’s other material properties.

The authors of the Lone Tree Technical Report made the following recommendations:

•The resource estimates presented in the Lone Tree Technical Report are valid on a deposit scale, which may be appropriate for long-term mine planning. However, prior to mine production, the resource model should be updated using more detailed data analyses in order to achieve the accuracy required at the scale of weekly or monthly production.

•A simulation-based resource model with risk factors built into it may be beneficial for estimating risks and opportunities for future production. Such an approach may also be useful for strategic exploration planning.

•The Lone Tree deposit provides potential for improving current inferred category resources into the indicated category and for additional inferred resources through infill drilling. These infill drilling programs should be strategically designed to maximize benefits of drilling. An advanced geostatistical approach to strategic drill hole planning is advised.

•Lone Tree has the potential for substantial mineral resources in the Sequoia area. Deep drilling in the Sequoia zone has the potential to add more mineral resources to the project.

•It is highly recommended to develop a geometallurgical model of the Lone Tree deposit by drilling core and RC holes throughout the deposit and analysing the rocks for geometallurgical characterization. This model, when complete, should be included in the future mineral resource and mineral reserve estimates.

•The additional drilling for exploration and a resource model updated with risk analyses and a geometallurgical study are recommended for future studies and mine production planning. As of the effective date of the Lone Tree Technical Report, it is unknown when such a study will be carried out by the Company. If the Company decides to carry out a detailed study and develop a mine production plan, a detailed work program with cost estimates will be developed based on a gap analysis.

Net Book Value

The net book value of Lone Tree and its associated plant, equipment and mineral interests was approximately $198.7 million as of December 31, 2025.

Internal Controls on Exploration and Development Drilling Programs

Exploration and development drilling programs are performed using industry standard quality control methods for drilling, sampling, and analytical procedures. Standard operating procedure manuals for geology logging, sampling, and assaying are kept at the operations and updated as required. A secure sample chain-of-custody is established to promote the security of samples during transport from the projects to the analytical facilities. All primary analytical laboratories are ISO 9001-certified and sample preparation and analytical procedures are industry standard methods for the metals of interest.

Sample batches sent for analysis are controlled by a system of reference samples of known grade inserted into the sample stream and other control samples. Coarse ‘blank,’ sterile, sample materials are used to monitor contamination at the sample preparation and analytical stages; Standard Reference Materials (“SRM”) of known grades are used to measure accuracy of the analytical results; and pulp duplicate samples and coarse reject duplicate samples are used to monitor precision of the analytical results. Blanks and SRM are inserted according to the analytical batch size and overall number of samples but normally result in a 1:10 to 1:20 insertion rate. Duplicate samples are inserted or requested using a similar 1:10 to 1:20 inclusion rate. As a final measure of assay quality, 5% to 10% of the original samples are sent to a second analytical laboratory for check analysis.

The main operating properties store data in SQL-based relational database utilities with built-in logic checks that are implemented as new data is imported. Accurate data entry into the database is confirmed by verification upon data entry/import and again before use in final geology interpretation and resource modeling with checks of new data collected during yearly drilling programs.

Geology and mineral control interpretations, grade estimation parameters, grade and density models, reserve estimation parameters, and modifying factors are peer reviewed within the company. Resource grade models are validated using industry standard methods and appropriate documentation and reporting are completed to summarize methods and results. All resource and reserve tabulations at the operations are approved by the local management, with their own sets of controls, and then are compiled by the corporate office which also performs its own set of checks on the final numbers.

All personnel responsible for the management of mineral resource and mineral reserve modeling and approval and reporting of mineral resource and mineral reserve statements are qualified persons ("QPs") (as such term is defined in both S-K 1300 and NI 43-101) with relevant experience in the type of mineralization and deposit under consideration and in the specific type of activity undertaken for the company. All are eligible members or licensees in good standing of a recognized professional organization based on their academic qualifications and experience and comply with professional standards of competence and ethics. We encourage continuing professional development and training for current QPs as well as others in the Company to develop other QPs within the various departments.

As projects advance toward development and production, data density and the geological understanding of the mineral deposit increases. The Company’s internal controls limit some risk in the resource estimation process, but there is inherent risk in resource modeling due to mineral deposit heterogeneity, sample size and distribution, mining style and mining factor assumptions, and mineral processing issues. Independent audits of reserve models from an outside specialist are arranged on a periodic basis for an operating property. The senior technical staff can also determine when changes in mineral resource and reserve models or negative mine reconciliations are material and recommend internal or external auditing of the models and modifying factors.
ITEM 3. LEGAL PROCEEDINGS

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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

The Company’s Common Shares trade on the NYSE American and the TSX under the symbols IAUX and IAU, respectively. The Company’s Common Share Purchase Warrants issued in 2025 trade on the NYSE American and the TSX under the symbols IAUX WS and IAU.WT.U, respectively. On February 18, 2026, there were approximately 77 holders of record of the Shares, which does not include shareholders for which shares are held in nominee or street name. The Company believes that more than half of our common shares are beneficially owned by investors in the United States.
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

Prior Sales of Unregistered Securities
The Company's sales of securities sold by the Corporation for the period covered by this Annual Report which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) have been previously reported on Form 10-Q or Form 8-K.
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

Generally, a U.S. Resident Holder’s common shares will not constitute “taxable Canadian property” of such holder at a particular time at which the common shares are listed on a “designated stock exchange” (as defined in the Canadian Tax Act) (which currently includes the TSX and NYSE American) unless both of the following conditions are concurrently met at any time during the 60 month period that ends at the particular time:

(i) 25% or more of the issued shares of any class or series of the capital stock of i-80 were owned by or belonged to one or any combination of:

a.the U.S. Resident Holder,
b.persons with whom the U.S. Resident Holder did not deal at arm’s length (for purposes of the Canadian Tax Act), and
c.partnerships in which the U.S. Resident Holder or a person referred to in clause b. holds a membership interest directly or indirectly through one or more partnerships, and

(ii) more than 50% of the fair market value of the common shares was derived, directly or indirectly, from one or any combination of, real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Canadian Tax Act), “timber resource properties” (as defined in the Canadian Tax Act), or options in respect of, interests in, or, for civil law, rights in, such properties, whether or not the property exists.

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

Certain United States Federal Income Tax Considerations for U.S. Holders

The following is a general summary of certain material U.S. federal income tax considerations applicable to a U.S. Holder (as defined below) arising from and relating to the acquisition, ownership and disposition of common shares.

This summary is for general information purposes only and does not purport to be a complete analysis or listing of all potential U.S. federal income tax considerations that may apply to a U.S. Holder arising from and relating to the acquisition, ownership or disposition of common shares. In addition, this summary does not take into account the individual facts and circumstances of any particular U.S. Holder that may affect the U.S. federal income tax considerations applicable to such U.S. Holder, including, without limitation, specific tax considerations applicable to a U.S. Holder under an applicable income tax treaty. Accordingly, this summary is not intended to be, and should not be construed as, legal or U.S. federal income tax advice with respect to any particular U.S. Holder. This summary does not address the U.S. federal alternative minimum tax, U.S. federal net investment income tax, U.S. federal estate and gift tax, U.S. state and local tax, or non-U.S. tax considerations applicable to U.S. Holders of the acquisition, ownership or disposition of common shares. In addition, except as specifically set forth below, this summary does not discuss applicable income tax reporting requirements. Each U.S. Holder should consult its own tax advisors regarding the U.S. federal, U.S. state and local, and non-U.S. tax considerations applicable to the acquisition, ownership and disposition of common shares.

No opinion from legal counsel or ruling from the Internal Revenue Service (the “IRS”) has been requested, or will be obtained, regarding the U.S. federal income tax considerations applicable to the acquisition, ownership, and disposition of common shares. This summary is not binding on the IRS, and the IRS is not precluded from taking a position that is different from, and contrary to, the positions taken in this summary. In addition, because the authorities on which this summary is based are subject to various interpretations, the IRS and the U.S. courts could disagree with one or more of the considerations described in this summary.

This summary is based on the U.S. Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations (whether final, temporary, or proposed) promulgated thereunder, published rulings of the IRS, published administrative positions of the IRS, the current provisions of the Convention, and U.S. court decisions that are applicable, and, in each case, as in effect and available, as of the date of this document. Any of the authorities on which this summary is based could be changed in a material and adverse manner at any time, and any such change could be applied on a retroactive or prospective basis, which could affect the U.S. federal income tax considerations described in this summary. This summary does not discuss the potential effects, whether adverse or beneficial, of any proposed legislation that, if enacted, could be applied on a retroactive or prospective basis.

U.S. Holders

For purposes of this summary, the term “U.S. Holder” means a beneficial owner of common shares that is for U.S. federal income tax purposes:
1iscan individual who is a citizen or resident of the United States;
2isca corporation organized under the laws of the United States, any state thereof or the District of Columbia;
3iscan estate the income of which is subject to U.S. federal income taxation regardless of its source; or
4isca trust that (1) is subject to the primary supervision of a court within the United States and the control of one or more U.S. persons for all substantial decisions or (2) has a valid election in effect under applicable Treasury Regulations to be treated as a U.S. person.

U.S. Holders Subject to Special U.S. Federal Income Tax Rules Not Addressed

This summary does not address the U.S. federal income tax considerations applicable to U.S. Holders that are subject to special provisions under the Code, including, but not limited to U.S. Holders that: (a) are tax-exempt organizations, qualified retirement plans, individual retirement accounts, or other tax-deferred accounts; (b) are banks, financial institutions, underwriters, insurance companies, real estate investment trusts, or regulated investment companies; (c) are broker-dealers, dealers, or traders in securities or currencies that elect to apply a mark-to-market accounting method; (d) have a “functional currency” other than the U.S. dollar; (e) own common shares as part of a straddle, hedging transaction, conversion transaction, constructive sale, or other integrated transaction; (f) acquire common shares in connection with the exercise or cancellation of employee stock options or otherwise as compensation for services; (g) hold common shares other than as a capital asset within the meaning of Section 1221 of the Code (generally, property held for investment purposes); (h) are subject to special tax accounting rules with respect to the common shares; (i) are partnerships or other “pass-through” entities (and investors in such partnerships and entities); (j) are S corporations (and shareholders or investors in such S corporations); (k) are U.S. expatriates or former long-term residents of the United States; (l) hold common shares in connection with a trade or business, permanent establishment, or fixed base outside the United States; or (m) own or have owned or will own (directly, indirectly, or by attribution) 10% or more of the total combined voting power or value of the outstanding shares of the Company. U.S. Holders that are subject to special provisions under the Code, including, but not limited to, U.S. Holders described immediately above, should consult their own tax advisors regarding the U.S. federal, U.S. state and local, and non-U.S. tax considerations applicable to the acquisition, ownership and disposition of common shares.

If an entity or arrangement that is classified as a partnership (or other “pass-through” entity) for U.S. federal income tax purposes holds common shares, the U.S. federal income tax considerations applicable to such entity or arrangement and the partners (or other owners or participants) of such entity or arrangement generally will depend on the activities of the entity or arrangement and the status of such partners (or owners or participants). This summary does not address the tax considerations applicable to any such entity, arrangement or partner (or owner or participant). Partners (or other owners or participants) of entities or arrangements that are classified as partnerships or as other “pass-through” entities for U.S. federal income tax purposes should consult their own tax advisors regarding the U.S. federal income tax considerations arising from and relating to the acquisition, ownership and disposition of common shares.

Ownership and Disposition of Common Shares

The following discussion is subject in its entirety to the rules described below under the heading "Passive Foreign Investment Company Rules".

Distributions on Common Shares

A U.S. Holder that receives a distribution, including a constructive distribution, with respect to a common share will be required to include the amount of such distribution in gross income as a dividend (without reduction for any Canadian income tax withheld from such distribution) to the extent of the current and accumulated “earnings and profits” of the Company, as computed in accordance with U.S. federal income tax principles. To the extent that a distribution exceeds the Company’s current and accumulated “earnings and profits”, such distribution will be treated first as a tax-free return of capital to the extent of a U.S. Holder's adjusted tax basis in its common shares and thereafter as gain from the sale or exchange of such common shares. (See “Sale or Other Taxable Disposition of Common Shares” below). However, the Company does not intend to maintain calculations of its earnings and profits in accordance with U.S. federal income tax principles, and each U.S. Holder therefore should assume that any distribution by the Company with respect to the common shares will constitute dividend income. Dividends received on the common shares by corporate U.S. Holders generally will not be eligible for the “dividends received deduction”. Subject to applicable limitations and provided the Company is eligible for the benefits of the Convention or the common shares are readily tradable on a United States securities market, dividends paid by the Company to non-corporate U.S. Holders, including individuals, in respect of the common shares generally will be eligible for the preferential tax rates applicable to long-term capital gains for dividends, provided certain holding period and other conditions are satisfied, including that the Company is not classified as a PFIC in the tax year of distribution or in the preceding tax year. A dividend generally will be taxed to a U.S. Holder at ordinary income tax rates (rather than preferential rates for qualified dividend income to the extent otherwise applicable) if the Company is classified as a PFIC for the tax year of such distribution or was a PFIC for the preceding tax year. The dividend rules are complex, and each U.S. Holder should consult its own tax advisors regarding the application of such rules.

Sale or Other Taxable Disposition of Common Shares

Upon the sale or other taxable disposition of common shares, a U.S. Holder generally will recognize capital gain or loss in an amount equal to the difference, if any, between (a) the U.S. dollar value of any cash received plus the fair market value of any property received, and (b) such U.S. Holder's adjusted tax basis in such common shares sold or otherwise disposed of. Gain or loss recognized on such sale or other disposition generally will be long-term capital gain or loss if, at the time of the sale or other taxable disposition, the common shares have been held for longer than one year.

Preferential tax rates currently apply to long-term capital gain of a U.S. Holder that is an individual, estate, or trust. There are currently no preferential tax rates for long-term capital gain of a U.S. Holder that is a corporation. Deductions for capital losses are subject to significant limitations under the Code.

Passive Foreign Investment Company Rules

If the Company were to constitute a “passive foreign investment company” within the meaning of Section 1297(a) of the Code (“PFIC”) for any year during a U.S. Holder’s holding period, then certain potentially adverse rules would affect the U.S. federal income tax considerations applicable to a U.S. Holder resulting from the acquisition, ownership and disposition of common shares. The Company believes that it was not a PFIC during its most recently completed tax year, and based on current business plans and financial expectations, the Company expects that it will not be a PFIC for the current tax year and expects that it will not be a PFIC for the foreseeable future. No opinion of legal counsel or ruling from the IRS concerning the Company’s PFIC classification has been obtained or is currently planned to be requested. However, PFIC classification is fundamentally factual in nature, generally cannot be determined until the close of the tax year in question, and is determined annually. Additionally, the analysis depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. Consequently, there can be no assurances that the Company has never been and will not become a PFIC for any tax year during which U.S. Holders hold common shares.

In any year in which the Company is classified as a PFIC, each U.S. Holder will be required to file an annual report with the IRS containing such information as Treasury Regulations and/or other IRS guidance may require. In addition to penalties, a failure to satisfy such reporting requirements may result in an extension of the time period during which the IRS can assess a tax. U.S. Holders should consult their own tax advisors regarding the requirements of filing such information returns under these rules, including the requirement to file an IRS Form 8621 annually.

The Company generally will be a PFIC if, after the application of certain “look-through” rules with respect to subsidiaries in which the Company holds at least 25% of the value of such subsidiary, for a tax year in which (a) 75% or more of the Company's gross income for such tax year is passive income (the “PFIC income test”) or (b) 50% or more of the value of the Company's assets either produce passive income or are held for the production of passive income, based on the quarterly average of the fair market value of such assets (the “PFIC asset test”). “Gross income” generally includes sales revenues less the cost of goods sold, plus income from investments and from incidental or outside operations or sources, and “passive income” generally includes, for example, dividends, interest, certain rents and royalties, certain gains from the sale of stock and securities, and certain gains from commodities transactions. Active business gains arising from the sale of commodities generally are excluded from passive income if substantially all (85% or more) of a foreign corporation’s commodities are stock in trade or inventory, depreciable property used in its trade or business or supplies regularly used or consumed in the ordinary course of its trade or business, and certain other requirements are satisfied.

If the Company was a PFIC in any tax year during which a U.S. Holder held common shares, such U.S. Holder generally would be subject to special rules with respect to “excess distributions” made by the Company on the common shares and with respect to gain from the disposition of common shares. An “excess distribution” generally is defined as the excess of distributions with respect to the common shares received by a U.S. Holder in any tax year over 125% of the average annual distributions such U.S. Holder has received from the Company during the shorter of the three preceding tax years, or such U.S. Holder’s holding period for the common shares. Generally, a U.S. Holder would be required to allocate any excess distribution or gain from the disposition of the common shares ratably over its holding period for the common shares. Such amounts allocated to the year of the disposition or excess distribution would be taxed as ordinary income, and amounts allocated to prior tax years would be taxed as ordinary income at the highest tax rate in effect for each such year and an interest charge at a rate applicable to underpayments of tax would apply.

While there are U.S. federal income tax elections that sometimes can be made to alter these adverse tax consequences (including the “QEF Election” under Section 1295 of the Code and the “Mark-to-Market Election” under Section 1296 of the Code), such elections are available in limited circumstances and must be made in a timely manner.

U.S. Holders should be aware that, for each tax year, if any, that the Company is classified as a PFIC, the Company can provide no assurances that it will satisfy the record keeping requirements of a “qualified electing fund”, as defined in Section 1295 of the Code, or make available to U.S. Holders the information such U.S. Holders require to make a QEF Election with respect to the Company or any subsidiary that is also classified as a PFIC.
Certain additional adverse rules may apply with respect to a U.S. Holder if the Company is a PFIC, regardless of whether the U.S. Holder makes a QEF Election. These rules include special rules that apply to the amount of foreign tax credit that a U.S. Holder may claim on a distribution from a PFIC. U.S. Holders should consult their own tax advisors regarding the potential application of the PFIC rules to the ownership and disposition of common shares, and the availability of certain U.S. tax elections under the PFIC rules.

Receipt of Foreign Currency

The amount of any distribution paid to a U.S. Holder in foreign currency, or on the sale, exchange or other taxable disposition of common shares generally will be equal to the U.S. dollar value of such foreign currency based on the exchange rate applicable on the date of receipt or, if applicable, the date of settlement if the common shares are traded on an established securities market (regardless of whether such foreign currency is converted into U.S. dollars at that time). A U.S. Holder will have a tax basis in the foreign currency equal to its U.S. dollar value on the date of receipt. Any U.S. Holder who converts or otherwise disposes of the foreign currency after the date of receipt may have a foreign currency exchange gain or loss that would be treated as ordinary income or loss, and generally will be U.S. source income or loss for foreign tax credit purposes. Different rules apply to U.S. Holders who use the accrual method of tax accounting. Each U.S. Holder should consult its own U.S. tax advisors regarding the U.S. federal income tax considerations applicable to receiving, owning, and disposing of foreign currency.

Foreign Tax Credit

Dividends paid on the common shares will be treated as foreign-source income, and generally will be treated as “passive category income” or “general category income” for U.S. foreign tax credit purposes. Any gain or loss recognized on a sale or other taxable disposition of common shares generally will be U.S.-source gain or loss. Certain U.S. Holders that are eligible for the benefits of the Convention may elect to treat such gain or loss as Canadian source gain or loss for U.S. foreign tax credit purposes. The Code applies various complex limitations on the amount of foreign taxes that may be claimed as a credit by U.S. taxpayers. In addition, Treasury Regulations that apply to foreign taxes paid or accrued (the “Foreign Tax Credit Regulations”) impose additional requirements for Canadian withholding taxes to be eligible for a foreign tax credit, and there can be no assurance that those requirements will be satisfied. The Treasury Department has released guidance temporarily pausing the application of certain of the Foreign Tax Credit Regulations.

Subject to the PFIC rules and the Foreign Tax Credit Regulations, each as discussed above, a U.S. Holder that pays (whether directly or through withholding) Canadian income tax with respect to dividends paid on the common shares generally will be entitled, at the election of such U.S. Holder, to receive either a deduction or a credit for such Canadian income tax. Generally, a credit will reduce a U.S. Holder's U.S. federal income tax liability on a dollar-for-dollar basis, whereas a deduction will reduce a U.S. Holder's income that is subject to U.S. federal income tax. This election is made on a year-by-year basis and applies to all foreign taxes paid (whether directly or through withholding) by a U.S. Holder during a year. The foreign tax credit rules are complex and involve the application of rules that depend on a U.S. Holder's particular circumstances. Accordingly, each U.S. Holder should consult its own tax advisor regarding the foreign tax credit rules.

Information Reporting and Backup Withholding

Under U.S. federal income tax law and Treasury Regulations, certain categories of U.S. Holders must file information returns with respect to their investment in, or involvement in, a foreign corporation. For example, U.S. return disclosure obligations (and related penalties) are imposed on individuals who are U.S. Holders that hold certain specified foreign financial assets in excess of certain threshold amounts. The definition of specified foreign financial assets includes not only financial accounts maintained in foreign financial institutions, but also, unless held in accounts maintained by a financial institution, any stock or security issued by a non-U.S. person, any financial instrument or contract held for investment that has an issuer or counterparty other than a U.S. person and any interest in a non-U.S. entity. U.S. Holders may be subject to these reporting requirements unless their common shares are held in an account at certain financial institutions. Penalties for failure to file certain of these information returns are substantial. U.S. Holders should consult their own tax advisors regarding the requirements of filing information returns, including the requirement to file an IRS Form 8938.

Payments made within the U.S. or by a U.S. payor or U.S. middleman, of dividends on, and proceeds arising from the sale or other taxable disposition of, common shares will generally be subject to information reporting and backup withholding tax (currently at the rate of 24%) if a U.S. Holder (a) fails to furnish such U.S. Holder's correct U.S. taxpayer identification number (generally on IRS Form W-9), (b) furnishes an incorrect U.S. taxpayer identification number, (c) is notified by the IRS that such U.S. Holder has previously failed to properly report items subject to backup withholding tax, or (d) fails to certify, under penalty of perjury, that such U.S. Holder has furnished its correct U.S. taxpayer identification number and that the IRS has not notified such U.S. Holder that it is subject to backup withholding tax. However, certain exempt persons generally are excluded from these information reporting and backup withholding rules. Backup withholding is not an additional tax. Any amounts withheld under the U.S. backup withholding tax rules generally will be allowed as a credit against a U.S. Holder's U.S. federal income tax liability, if any, or will be refunded, if such U.S. Holder furnishes the required information to the IRS in a timely manner.

The discussion of reporting requirements set forth above is not intended to constitute a complete description of all reporting requirements that may apply to a U.S. Holder. A failure to satisfy certain reporting requirements may result in an extension of the time period during which the IRS can assess a tax, and under certain circumstances, such an extension may apply to assessments of amounts unrelated to any unsatisfied reporting requirement. Each U.S. Holder should consult its own tax advisors regarding the information reporting and backup withholding rules.

THE ABOVE SUMMARY IS NOT INTENDED TO CONSTITUTE A COMPLETE ANALYSIS OF ALL TAX CONSIDERATIONS APPLICABLE TO U.S. HOLDERS WITH RESPECT TO THE ACQUISITION, OWNERSHIP AND DISPOSITION OF COMMON SHARES. U.S. HOLDERS SHOULD CONSULT THEIR OWN TAX ADVISORS AS TO THE TAX CONSIDERATIONS APPLICABLE TO THEM IN LIGHT OF THEIR OWN PARTICULAR CIRCUMSTANCES.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Company Overview
i-80 Gold Corp. (the "Company" or "i-80 Gold") is a Nevada-focused growth-oriented gold and silver mining company engaged in the exploration and extraction of gold and silver. The Company is the fourth largest mineral resource holder in the state with a pipeline of three underground and two open pit projects strategically located in some of Nevada's most prolific gold-producing trends. The Company's wholly owned assets, which are at various stages of permitting, construction, technical studies, and development include the Granite Creek property, the Ruby Hill property, the Lone Tree property which hosts an autoclave processing plant which is expected to be refurbished ("Lone Tree Plant"), the Cove property and the FAD property.
The Company was incorporated on November 10, 2020, under the laws of the province of British Columbia, Canada. The Company’s common shares are listed on the NYSE American under the trading symbol IAUX and on the TSX under the trading symbol IAU. The Company’s head office is located in Reno, Nevada, United States ("US") and its principal executive office is located in Toronto, Ontario, Canada.

Reference to $ or USD is to US dollars, reference to C$ or CAD is to Canadian dollars.
Operational and Financial Highlights

		Three months ended December 31,		Year ended December 31,
		2025	2024	2025	2024
Revenue	$000s	21,290	23,228	95,193	50,335
Gross profit (loss)	$000s	4,684	1,803	11,506	(15,723)
Net loss	$000s	(85,559)	(17,730)	(198,847)	(121,533)
Loss per share	$/share	(0.10)	(0.04)	(0.30)	(0.34)
Adjusted loss[1]	$000s	(37,779)	(24,995)	(122,920)	(111,221)
Adjusted loss per share[1]	$/share	(0.05)	(0.06)	(0.18)	(0.31)
Cash flow used in operating activities	$000s	(34,310)	(9,223)	(83,591)	(82,501)
Cash and cash equivalents	$000s	63,240	19,001	63,240	19,001
Drilling	meters	13,193	8,087	36,514	32,376
Gold produced	oz	5,674	6,359	31,930	26,264
Gold ounces sold[1]	oz	5,477	9,053	28,196	21,527
Average realized gold price[2]	$/oz	3,887	2,560	3,368	2,332

Three months ended December 31, 2025

•Revenue was $21.3 million which represented 5,477 ounces1 at an average realized gold price2 of $3,887 per ounce compared to $23.2 million represented by 9,053 ounces1 at an average realized gold price2 of $2,560 per ounce in the prior year period. The Company held a higher inventory balance at the end of the quarter due primarily to the timing of third-party processing. The stockpile balance was over 6,500 recovered ounces of gold which is expected to be processed during the first quarter of 2026.
•Gross profit increased to $4.7 million from $1.8 million in the prior year period due to higher gold prices. Granite Creek generated gross profit for the second half of 2025.

•Net loss increased to $85.6 million compared to $17.7 million in the prior year period due primarily to non-cash fair value revaluations on derivative financial instruments of $21.5 million driven by stronger metal prices and the Company's increased share price. Additionally, a non-cash write-down of $26.2 million related to Lone Tree Plant assets that were identified as obsolete following the completion of the related engineering study. Additionally, higher pre-development, evaluation and exploration expenses were incurred as the Company advances multiple projects within its development plan. Upon declaration of mineral reserves, certain pre-development, evaluation and exploration expenditures currently expensed, will be capitalized.

•Loss per share of $0.10 increased from $0.04 loss per share in the prior year period primarily due to higher net loss, partially offset by an increase in the number of outstanding common shares following the equity raise in May 2025.

1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 59% in 2025 (2024 - 58%).
2This is a Non-GAAP Measure; please see “Non-GAAP Financial Performance Measures” section.

•Adjusted loss increased to $37.8 million compared to $25.0 million in the prior year period due to increased spending on pre-development, evaluation and exploration expenses.

•Cash used in operating activities of $34.3 million increased compared to $9.2 million in the prior year period as a result of increased pre-development, evaluation, and exploration expenses.

•Cash and cash equivalents were $63.2 million as at December 31, 2025, a decrease of $39.6 million compared to September 30, 2025, primarily due to cash used in pre-development, evaluation, and exploration expenses, capital expenditures on property, plant, and equipment primarily for the Lone Tree Plant study, the repayment of the Sprott Convertible Loan and a build up of finished good and stockpile at the end of the year.

•Completed approximately 13,000 meters of drilling. Activities included drilling at Granite Creek underground to enhance mineral resource definition and support a planned feasibility study, infill drilling at Archimedes underground to enhance mineral resource definition ahead of mining and geotechnical drilling at Cove underground to support the planned feasibility study.
•Completed the Lone Tree Plant engineering study ("Study") which confirmed plant design, processing capacity and scope of work, resulting in a capital cost estimate of $412 million, inclusive of contingency, owner's cost and first fills, plus $18 million in capital spares for a total of $430 million.

Year ended December 31, 2025

•Revenue increased to $95.2 million from $50.3 million in the prior year which represented 28,196 ounces1 at an average realized gold price2 of $3,368 per ounce, compared to gold sales of 21,527 ounces1 at an average realized gold price2 of $2,332 per ounce in the prior year as mining activity at Granite Creek increased.

•Achieved 2025 guidance with 31,930 ounces of consolidated gold output, an increase from the prior year as mining activities continued to ramp up at Granite Creek underground.

•Gross profit improved to $11.5 million from a gross loss of $15.7 million in the prior year due to increased revenue. Granite Creek generated gross profit for the second half of 2025.
•Net loss of $198.8 million compared to $121.5 million in the prior year was higher due to other expenses from non-cash fair value revaluation losses, a non-cash write-down, and higher pre-development, evaluation and exploration expenses as the Company advances multiple projects with in the development plan partially offset by higher gross profit.
•Adjusted loss increased to $122.9 million from $111.2 million in the prior year due to increased spending on pre-development, evaluation and exploration expense as the Company advanced multiple projects within its development plan, partially offset by higher gross profit.
•Loss per share of $0.30 decreased from loss per share of $0.34 in the comparative prior year due to an increase in outstanding common shares following the equity raise in May 2025, partially offset by higher net loss.
•Cash used in operating activities was $83.6 million and was comparable to $82.5 million in the prior year.
•Cash balance of $63.2 million as at December 31, 2025, increased by $44.2 million during the year, due to proceeds from the brokered and private placements and higher gross profit, partially offset by a principal repayment on the Gold Prepay and Silver Purchase Agreement along with the Sprott Convertible Loan.
•Completed approximately 37,000 meters of drilling across the portfolio, including mineral resource definition drilling at Granite Creek underground project to support a feasibility study, technical drilling at Mineral Point open pit, infill drilling at Archimedes underground to enhance resource definition ahead of mining, and resource definition and geotechnical drilling at Cove underground to support a planned feasibility study.
•Total Recordable Injury Frequency Rate improved to 0.62 compared to 1.27 in the prior year.
•Strengthened technical leadership with the appointment of a new Chief Operating Officer and added depth across core management roles in operations, technical services and permitting.
•Received all required permits and commenced construction for the upper level of the Archimedes underground project – the Company's second underground mine – marking a key milestone in Phase one of its development plan.
•Commenced early work activities for the Lone Tree Plant refurbishment under a limited notice-to-proceed, followed by the completion of the Study of the refurbishment design and the capital costs.
•Stabilized groundwater inflow at Granite Creek underground - the Company's first brownfield project to be redeveloped - through enhanced dewatering infrastructure and a predictive ground water model improving development and mining rates.

1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 59% in 2025 (2024 - 58%).
2This is a Non-GAAP Measure; please see “Non-GAAP Financial Performance Measures” section.

Strategy Overview

i-80 Gold is executing a multi-asset development plan aimed at creating a mid-tier gold producer in Nevada. The near-term focus is on developing the Company’s two high-grade underground mines and the refurbishment and commissioning of the Lone Tree Plant, which will serve as a central processing hub for underground refractory material from all three underground projects. Development of the Company’s third underground mine as well as its two large, open pit oxide projects are expected to follow to support a long-term target of more than 600,0001 ounces of annual gold output. All of the Company's properties are currently considered to be in the exploration stage as mineral reserves have yet to be defined.

In support of the three-phase development plan, the Company released Preliminary Economic Assessment prepared in accordance with NI 43-101 and the corresponding Initial Assessment prepared under S-K 1300 each published in the first quarter of 2025 and Initial Assessments ("PEA") in the first quarter of 2025 for all five core gold projects. These PEAs outlined a clear and achievable path to production and cash flow growth. Permitting, technical studies, development work and ramp up are actively being advanced across portfolio of core projects, as well as the Lone Tree Plant, in support of upcoming feasibility studies.

Phase one of the development plan includes the current ramp up at i-80 Gold’s first underground mine, Granite Creek, as well as commencing extraction at Archimedes, the second planned underground mine. A key milestone in this phase is the refurbishment and commissioning of the Lone Tree Plant to unlock the full value of the Company’s underground mines. Once commissioned, the Lone Tree Plant will enable processing of underground mineralized material to shift from third-party toll-milling to owner-operated processing in 2028. Average annual gold output is expected to increase to a range of between 150,000 to 200,000 ounces of gold in Phase one beginning in 20281.

Phase two of the development plan focuses on bringing two additional projects into operation: Cove, the third planned underground mine, and Granite Creek open pit. Mineralized material from Cove is expected to be processed at the Lone Tree Plant beginning in 2029. With four producing assets, average annual gold output is expected to increase to a range of between 300,000 to 400,000 ounces of gold in 20301, representing a significant step in i-80 Gold’s transition to a mid-tier producer.

Phase three is anchored by the Mineral Point open pit project, which is expected to become the Company’s largest producing asset and projected to help the Company achieve its target of an average annual gold output beyond 600,000 ounces in the early 2030s1. The recent financing package provides flexibility to accelerate the feasibility study and permitting work for the Mineral Point open pit project. With several feasibility studies currently in progress, we continue to identify opportunities to optimize the development schedule for Phases two and three.

Recapitalization Plan

In 2025, the Company initiated a comprehensive recapitalization plan to strengthen its balance sheet and secure funding to execute on its three-phased development plan spanning six assets. During the year, the Company executed several financial initiatives in support of its recapitalization efforts.
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

During the second quarter, the Company closed a bought deal public offering of 345.8 million units at a price of $0.50 per unit for aggregate gross proceeds of $172.9 million. In addition to the offering, the Company closed a concurrent private placement of 25.2 million units of the Company at a price of $0.50 per unit for aggregate gross proceeds of $12.6 million and net proceeds of $12.5 million. Each unit was comprised of one common share and one-half of one common share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.70 until November 16, 2027. If fully exercised, the warrants could provide the Company with up to approximately $130 million in additional proceeds.

Subsequent to year-end, the Company announced on February 12, 2026 that it secured commitments for a financing package (the “Financing Package”) of up to $500 million, comprised of a royalty sale for $250 million and a gold pre-payment facility for up to $250 million. The Financing Package marked a significant milestone in achieving the Company’s recapitalization plans. The proceeds of the Financing Package will be used to advance the Company’s five gold projects through various stages of development, refurbish the Lone Tree Plant, and fund resource expansion and infill drilling, as well as for working capital purposes.

1Consolidated gold output estimates and average annual gold output targets are based on the most recent LOM output schedules disclosed in the latest technical studies filed for each respective project and related property: Granite Creek underground project, Archimedes underground project, Cove underground project, Granite Creek open pit project, and Mineral Point open pit project. These anticipated output figures are preliminary in nature and are based on mineral resources, which do not have demonstrated economic viability, and are not mineral reserves. In addition, each of the foregoing technical reports are preliminary economic assessments/initial assessments that are preliminary in nature and each include an economic analysis that is based, in part, on inferred mineral resources. Inferred mineral resources are considered too speculative geologically to have for the application of economic considerations applied to them that would enable them to be categorized as mineral reserves. As such, there is no certainty that the output targets will be realized. The anticipated output targets are also pending the refurbishment and commissioning of the Lone Tree Plant. The output targets presented herein are Company goals and not a projection of results and should not be taken as output guidance. All of the Company’s projects are considered exploration stage projects under S-K 1300 because the Company has not determined mineral reserves at any of its properties pursuant to S-K 1300. With respect to Granite Creek underground and Archimedes underground, located on the Ruby Hill property, the Company has started extraction activities without determining mineral reserves. The following technical reports for each project and related property have been prepared in accordance with NI 43-101: Preliminary Economic Assessment Technical Report for the Cove Project, Lander County, Nevada (March 31, 2025); Preliminary Economic Assessment Technical Report for the Granite Creek Mine Project, Humboldt County, Nevada, USA (March 31, 2025); and Preliminary Economic Assessment NI 43-101 Technical Report for the Ruby Hill Project, Eureka Country, Nevada, USA (March 31, 2025). Corresponding technical reports prepared in accordance with S-K 1300 are as follows: Initial Assessment & Technical Report Summary for the Cove Project, Lander County, Nevada (March 26, 2025); Initial Assessment of the Granite Creek Mine, Humboldt County, NV (March 26, 2025); and Initial Assessment of the Ruby Hill Project, Eureka County NV (March 29, 2025).

The proceeds of the Financing Package, combined with the previously disclosed equity offerings above, completed by the Company in the second quarter of 2025 (the “Equity Offerings”), represent over $8001 million in funding to support i-80 Gold’s objective of creating a mid-tier gold producer in Nevada. The final steps to complete the recapitalization plan targeting an overall amount of $900 million to $1 billion, include the Company’s plan to The Company has issued a notice of redemption of its existing convertible debentures as part of the recapitalization plan to provide the required security under the Financing Package. The Company is also contemplating the potential sale of a non-core asset and the issuance of debt or equity, or a combination thereof, to complete the recapitalization plan. This is expected to fully fund Phase one and Phase two of the development plan(2,3), which is expected to increase annual production to approximately 300,000 – 400,000 ounces of gold1 from less than 50,000 ounces currently, driven by the Company’s three underground mines and one oxide open pit operation.

Outlook

The Company achieved its 2025 guidance of 30,000 to 40,000 ounces, reporting 31,930 ounces of gold output, despite gold production being impacted by the timing of third-party processing. Granite Creek underground contributed 22,977 ounces within its expected range of between 20,000 to 30,000 ounces1. The Company’s two residual heap leach operations contributed 8,953 ounces of gold compared to the approximately 10,000 ounces expected in 2025. Had timing of processing by the Company’s third-party processor been in line with plan, production for the year would have been at the higher end of the guidance range, given as at the end of December 2025, over 6,500 recovered ounces of gold were stockpiled at the third-party processing facility.

In 2025, the Company met its expected growth expenditures of between $40 million to $50 million that is primarily recognized in pre-development, evaluation and exploration expenditures.

1The proceeds of the financing package of up to $500 million announced by press release on February 12, 2026 (the “Financing Package”) will be used to retire all of the Company’s existing debt obligations, including approximately $95 million to settle the Gold Prepay Agreement and the Convertible Loan with Orion Resource Partners (across various funds) with the exception of a Silver Purchase and Sale Agreement held by Orion Mine Finance Fund III (HG) Ltd. Additionally, Convertible Debentures amounting to approximately $86 million will be retired from the proceeds of the Financing Package. Convertible Debenture holders have the right to elect to convert accrued interest into i-80 Gold common shares.
2Consolidated gold output estimates and average annual gold output targets are based on the most recent LOM output schedules disclosed in the latest technical studies filed for each respective project and related property: Granite Creek underground project, Archimedes underground project, Cove underground project, Granite Creek open pit project, and Mineral Point open pit project. These anticipated output figures are preliminary in nature and are based on mineral resources, which do not have demonstrated economic viability, and are not mineral reserves. In addition, each of the foregoing technical reports are preliminary economic assessments/initial assessments that are preliminary in nature and each include an economic analysis that is based, in part, on inferred mineral resources. Inferred mineral resources are considered too speculative geologically to have for the application of economic considerations applied to them that would enable them to be categorized as mineral reserves. As such, there is no certainty that the output targets will be realized. The anticipated output targets are also pending the refurbishment and commissioning of the Lone Tree Plant. The output targets presented herein are Company goals and not a projection of results and should not be taken as output guidance. All of the Company’s projects are considered exploration stage projects under S-K 1300 because the Company has not determined mineral reserves at any of its properties pursuant to S-K 1300. With respect to Granite Creek underground and Archimedes underground, located on the Ruby Hill property, the Company has started extraction activities without determining mineral reserves. The following technical reports for each project and related property have been prepared in accordance with NI 43-101: Preliminary Economic Assessment Technical Report for the Cove Project, Lander County, Nevada (March 31, 2025); Preliminary Economic Assessment Technical Report for the Granite Creek Mine Project, Humboldt County, Nevada, USA (March 31, 2025); and Preliminary Economic Assessment NI 43-101 Technical Report for the Ruby Hill Project, Eureka Country, Nevada, USA (March 31, 2025). Corresponding technical reports prepared in accordance with S-K 1300 are as follows: Initial Assessment & Technical Report Summary for the Cove Project, Lander County, Nevada (March 26, 2025); Initial Assessment of the Granite Creek Mine, Humboldt County, NV (March 26, 2025); and Initial Assessment of the Ruby Hill Project, Eureka County NV (March 29, 2025).
3Based on LOM gold output and capital costs outlined in the most recent LOM schedules disclosed in the latest technical studies filed for each respective project and related property: the Lone Tree Facility, Granite Creek underground, Archimedes underground, Cove underground and Granite Creek open pit when using a gold price assumption of $3,600/oz for the purposes of anticipated cash flow from operations. While the economics of the latest technical studies were completed at $2,175/oz with gold price sensitivities of up to $3,000/oz, a gold price assumption of $3,600/oz is in line with current long term consensus prices.

2026 Outlook

The Company’s 2026 production, operating and pre-development evaluation and exploration cost guidance is summarized below:

2026 Guidance
Production
Granite Creek underground	oz	30,000 - 40,000
Archimedes underground and residual heap leach	oz	10,000

Operating costs
Granite Creek underground	$M	$110 - $120
Archimedes underground	$M	$25 - $30

Sustaining capital	$M	$6 - $8

Growth capital
Lone Tree Plant	$M	$140 - $160
Granite Creek underground - water treatment	$M	$10 - $15

Pre-development expense
Granite Creek underground - mine development(a)	$M	$20 - $25
Archimedes underground - mine development	$M	$30 - $35

Evaluation and exploration expense
Resource expansion and infill drilling:
Granite Creek underground	$M	$10
Archimedes underground	$M	$25 - $30
Mineral Point open pit	$M	$45 - $50

Permitting and technical	$M	$20 - $30
(a)Granite Creek mine development costs will be capitalized upon declaration of reserves, assuming reserves will be declared in the feasibility study, which is expected in the second quarter of 2026.

At Granite Creek, guidance is largely in line with the PEA published in the first quarter of 2025, with some exceptions. As previously disclosed, the impact of underground water was not reflected in the PEA, resulting in (i) higher waste development rates required to catch up on development, (ii) additional capital required for dewatering infrastructure, (iii) lower grades processed in 2026 due to the delay in accessing the higher grade South Pacific Zone. Additionally, relative to the PEA, both recoveries and processing costs are higher due to the toll milling agreement entered into subsequent to the release of the PEA. Material mined is approximately 20% higher than the PEA, while mining, G&A and development and sustaining costs are in line. Step out and infill drilling budgets have been increased relative to the PEA due to the success of the 2025 program.

At Archimedes, tonnes and mined grade, and development costs are largely in line with the PEA. The exception is processing costs related to the new toll milling agreement entered into following the release of the PEA. Costs related to the Archimedes feasibility study have been brought forward to 2026 versus 2028 in the PEA. This includes infill drilling costs with an additional $10 million for an exploration drift and the cost of drilling longer holes.

Costs associated with pre-development activities at Mineral Point have been brought forward to 2026 from 2028. Resource expansion and infill drilling along with technical and early permitting activities are expected to total between $45 to $50 million and be funded through the portion of the proceeds from the Franco-Nevada Corporation royalty allocated to Mineral Point.

Other technical work, permitting activities, and holding costs are largely in line with estimates published in the respective PEAs.

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

Financing Overview

In support of the recapitalization strategy, the Company secured the following financing commitments:

Franco-Nevada Royalty

On February 12, 2026, the Company announced that it entered into a commitment letter with Franco-Nevada for $250 million in financing in exchange for a 1.5% LOM net smelter return royalty, stepping up to a 3.0% LOM net smelter return royalty on January 1, 2031 (the “Royalty

Financing”). The Royalty Financing is subject to customary closing conditions and is anticipated to be completed on or about March 17, 2026. The royalty payable to Franco-Nevada pursuant to the Royalty Financing would apply to production from all mineral properties in the portfolio, including Granite Creek, Cove, the Ruby Hill Complex and Lone Tree.

Upon closing of the Financing Package, $225 million of the Royalty Financing will be made available to the Company, of which $25 million is required to be allocated to the advancement of technical and permitting work for Mineral Point in 2026. An additional $25 million of the Royalty Financing is also expected to be made available in 2026 to further advance Mineral Point, following the expenditure of the initial disbursement toward the project. In total, the Financing Package allows the Company to allocate $50 million to advance exploration, technical work and permitting activities at Mineral Point in 2026.

Gold Prepayment Facility

On February 12, 2026, the Company announced it had secured commitments for a Gold Prepayment facility with National Bank and Macquarie, for an initial advance of $150 million at closing, with a $100 million accordion feature. Upon closing, the Company will have access to $150 million1, with the obligation to deliver 39,978 ounces of gold over a 30-month period beginning in January 2028. The accordion feature provides access to an additional $100 million for a 24-month period upon closing of the facility, subject to customary conditions and lender approval. The Company anticipates executing the accordion feature in the first half of 2027, at which point the number of additional gold ounces to be delivered will be determined. The Company expects the total ounces to be delivered for the full $250 million facility to represent approximately 15% of total gold output over the projected period of January 2028 to June 2030. Closing of the facility is subject to customary closing conditions, including but not limited to, inter-creditor arrangements and is anticipated to be completed by the end of the first quarter of 2026.

Further, i-80 Gold selected the facility with National Bank and Macquarie with a goal of transitioning the Gold Prepay into a corporate revolver following the completion of Phase one to fund the development of Mineral Point.

Year ended December 31, 2025

Orion Convertible Loan

On January 15, 2025, the Company completed the amendment and restatement of its convertible credit agreement with an affiliate of Orion Mine Finance ("Orion Convertible Loan"). The conditions relating to the deferral of certain gold and silver deliveries at the end of 2024 (collectively, the "Waiver Agreements").

Further to the Orion Convertible Loan, Orion and i-80 Gold extended the maturity date by six months from December 13, 2025, to June 30, 2026, and certain security was put in place to secure the Company’s obligations thereunder. Additional security against the Company’s Ruby Hill and Granite Creek projects was put in place on March 31, 2025. In connection with the extension of the Orion Convertible Loan, the Company issued five million common share purchase warrants to Orion with an exercise price of C$1.01 and an expiry date of January 15, 2029 (the “2025 Orion Warrants”).

In addition, in February 2025, i-80 Gold and Orion entered into an offtake agreement (the “Orion Offtake Agreement”). The Orion Offtake Agreement has similar terms to the Company's existing offtake agreement and commences once the current offtake agreement expires at the end of December 2028.

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
1Under the terms of the Gold Prepay the drawdown would require a fully funded base case model following the completion of the recapitalization plan.

•that the Company’s right to grant security against the Cove project would rank subordinate to the security granted to the debenture holders; and

•the Company with a redemption right in respect of all of the outstanding convertible debentures which allows the Company to redeem, in its sole discretion, all of the outstanding convertible debentures for cash at a 104% premium of the outstanding principal and the accrued interest up to the redemption date.

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

Completed PEAs for Five Gold Projects

During the first quarter of 2025, the Company filed updated PEAs for its five gold projects within its development plan. The PEAs demonstrate the significant value of the Company's portfolio and support an updated mineral resource estimate and new development plan. Technical reports for each material project were filed in accordance with Subpart 1300 of Regulation S-K ("S-K 1300) and Item 601 of Regulation S-K in the United States and in accordance with National Instrument 43-101 - Standards for Disclosure of Mineral Projects ("NI 43-101") in Canada.

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

Working Capital Facility

On April 29, 2025, the Company finalized an amended and restated master purchase and sale agreement with Auramet International, Inc. with a term of 18 months, which serves as a working capital facility (the "Auramet Agreement"). Under the Auramet Agreement, the Company may receive up to $12.0 million in prepayments for gold contained in mineralized material. During the year ended December 31, 2025, the Company delivered 6,100 ounces of gold, under the agreement, with total revenue of $20.4 million. As of December 31, 2025, no amounts were outstanding.

Bought Deal Offering and Private Placement

On May 16, 2025, the Company closed a bought deal public offering of 345.8 million units of the Company at a price of $0.50 per unit for aggregate gross proceeds of $172.9 million and net proceeds of $162.5 million. In addition to the offering, the Company closed a concurrent private placement of 25.2 million units to certain directors and officers and current shareholders of the of the Company at a price of $0.50 per unit for aggregate gross proceeds of $12.6 million. Each unit was comprised of one common share and one-half of one common share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.70 until November 16, 2027.

During the year ended December 31, 2025, the Company recorded the exercise of 11.5 million warrants at an exercise price of $0.70 per share, resulting in the issuance of 11.5 million shares of common shares and cash proceeds of $8.1 million.

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

Granite Creek Property		Three months ended December 31,		Year ended December 31,
Operational Statistics		2025	2024	2025	2024
Oxide mineralized material mined	tonnes	15,490	21,369	70,183	62,789
Sulfide mineralized material mined	tonnes	25,777	8,148	71,704	27,338
Total oxide and sulfide mineralized material mined	tonnes	41,267	29,517	141,887	90,127
Oxide mineralized material mined grade	g/t	11.19	13.02	11.19	11.60
Sulfide mineralized material mined grade	g/t	9.01	9.77	9.08	8.21
Low-grade mineralized material mined[1]	tonnes	19,164	29,305	73,471	72,111
Low-grade mineralized material grade[1]	g/t	3.05	3.08	2.94	3.03
Waste mined	tonnes	33,808	65,668	140,014	164,010
Total material mined	tonnes	94,239	124,489	355,372	326,248
Processed mineralized material - sulfide	tonnes	4,044	30,911	46,789	35,613
Processed mineralized material - leach	tonnes	19,992	45,683	87,254	80,156
Total processed mineralized material	tonnes	24,036	76,594	134,043	115,769
Gold produced[2]	oz	3,605	4,027	22,977	16,382
Gold sold[2]	oz	5,226	5,583	21,637	10,961
Underground mine development (pre-development)	meters	329	211	1,088	1,147
Drilling	meters	8,315	—	18,985	7,136

Financial Statistics		2025	2024	2025	2024
Mining cost (total mineralized material and waste)	$/t	150	99	156	126
Processing cost (processed mineralized material)	$/t	95	31	136	33
Site general and administrative (“G&A”) (total mineralized material mined3)	$/t	26	21	30	33
Royalties	$000s	1,511	593	4,653	2,507
Capital expenditure[4]	$000s	2,496	60	5,045	1,138
Pre-development, evaluation and exploration expenses	$000s	15,443	5,491	38,026	24,428
1Low-grade mineralized material extracted as part of the mining process that is below cut-off grade but incrementally economic.
2Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 59% in 2025 (2024 - 58%).
3Total mineralized material mined consists of sulfide, oxide, and low-grade mineralized material.
4Capital expenditure based on accrual basis.

Granite Creek Underground

Mineralized material mined at Granite Creek underground is processed as follows: (i) sulfide mineralized material is processed at a third-party processing facility and subject to a toll milling agreement entered into in March 2025, (ii) high-grade oxide mineralized material subject to an ore sales agreement, and (iii) low-grade oxide material is placed on a segregated section of the Company’s Lone Tree heap leach facility.

Mining activities for the current quarter and year ended December 31, 2025 exceeded the comparative prior-year periods. The outperformance was due to increased access to mineralized material from ongoing stope development, adjustments to mine sequencing, improving ground conditions and the delineation of additional high-grade areas through short-term drilling that were not included in the original resource model. Water inflows remained stable during the quarter and the upgraded pumping system continued to perform as expected. The construction of the water treatment plant is on track for completion near the end of the second quarter of 2026. The water treatment plant is designed to increase the capacity for surface water treatment and improve the management of water quality in preparation for ultimate discharge, supporting the Company's long-term groundwater management objectives and future operating stability.

The Company continues to encounter elevated levels of oxide mineralized material compared to levels anticipated in the March 2025 PEA at Granite Creek. The lower-grade oxide mineralized material continues to be suitable for processing via heap leach at the Company's Lone Tree heap leach facility.

During the year ended December 31, 2025, the Company's stockpile of sulfide mineralized material, which is processed under a third-party toll milling agreement, reached higher than expected levels due to delays at the third-party processing facility. As at December 31, 2025, the sulfide mineralized material stockpile of over 6,500 recovered ounces of gold is expected to be processed during the first quarter of 2026.

Pre-development, evaluation, and exploration expenses were $15.4 million for the three months ended December 31, 2025 and $38.0 million for the year ended December 31, 2025, which were primarily related to underground mine development and infill drilling to upgrade mineral resources.

Infill drilling of the South Pacific Zone was initiated in June 2025 and concluded at the end of the year. These infill drilling results successfully support the geological model, confirming the continuity and high-grade nature of the deposit. The overall program included 16,000 meters drilled over 46 holes, including six additional infill holes to test and confirm continuity of mineralization. Additionally, results from seven step-out holes reinforced the Company's belief in the potential to expand mineralization in the South Pacific Zone which could ultimately expand the Project's mine life. Assay results demonstrated robust high-grade mineralization throughout the South Pacific Zone and suggest the potential to continue to expand the South Pacific Zone to the north and at depth. Results from this drill program can be found in the most recent news release dated January 20, 2026 titled, "i-80 Gold Reports New High-grade Assay Results Reinforcing Resource Expansion Potential at Granite Creek Underground Project".

This program was primarily focused on infill drilling to support the conversion of mineral resources from the inferred resource category to the indicated category to form the basis for the upcoming feasibility study and mine plan for Granite Creek underground. Results from the 2025 drill program will be combined with infill drilling data from 2023 and 2024 to produce an updated mineral resource estimate using three years of additional data and to evaluate potential production and productivity improvements as the water management improves with additional lateral extent of the mineralized zone and improved ground conditions with depth. The feasibility study is planned for completion in the second quarter of 2026.

The Company is encouraged by the operating and technical improvements at Granite Creek and continues to believe this project represents significant future value. Exploration drilling is planned in 2026 to test high potential targets and additional drilling to further delineate resources.

Granite Creek Open Pit

Following the release of the Granite Creek open pit PEA, technical work has been underway to advance the project toward either a pre-feasibility or a feasibility level study. Simultaneously, technical trade off analyses are being conducted to optimize the project economics. Geotechnical and metallurgical drilling locations have been identified, and a study schedule is under management review. Geotechnical drilling in support of the selection of facility site locations was deferred in 2025 due to ongoing operating permit updates for the underground, pushing the start of drilling for the open pit project into 2026, and resulting in a timeline that is under review to optimize the future growth plan.

Permitting activities for the open pit expansion progressed as planned, with initial biological baseline field studies completed in the period ending December 2025. Based on preliminary assessments of potential environmental impacts, the project may require preparation of an Environmental Impact Statement ("EIS") under the Bureau of Land Management ("BLM") process. Early-stage permitting activities will continue in 2026 followed by commencement of baseline field studies in 2027 to support the National Environmental Policy Act (“NEPA”) permitting process.

Ruby Hill Property

The Ruby Hill property includes the Archimedes underground project, the Company's second planned underground mine for which construction began during the third quarter, and the Mineral Point open pit which is a large oxide gold and silver deposit with the potential to become the Company’s largest gold producing asset.

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

During the first quarter of 2025, the Company finalized a PEA for the Ruby Hill property covering both the Archimedes underground and Mineral Point open pit.

Ruby Hill Property		Three months ended December 31,		Year ended December 31,
Operational Statistics		2025	2024	2025	2024
Gold produced	oz	546	863	2,526	3,673
Gold sold	oz	251	1,611	2,098	3,618
Underground mine development (pre-development)	meters	584	—	682	—
Drilling	meters	3,017	—	8,548	1,229

Financial Statistics		2025	2024	2025	2024
Processing cost (produced oz)	$/oz	2,247	721	1,838	1,245
Site G&A (produced oz)	$/oz	485	477	963	847
Royalties	$000s	30	126	207	252
Capital expenditure[1]	$000s	581	289	2,314	407
Pre-development, evaluation and exploration expenses	$000s	8,877	691	18,406	1,796
1Capital expenditure based on accrual basis.

At Archimedes underground, permitting for mining above the 5100-foot level is complete. Construction has progressed above expectations and approximately 682 meters of development has been completed during the year. Infill delineation drilling of the 426 zone of upper Archimedes commenced in the fourth quarter and initiation of infill drilling in the Ruby Deeps zone of lower Archimedes is expected to commence in the second quarter of 2026, which will form the basis of a feasibility study expected in the first quarter of 2027, approximately 12 months earlier than indicated in the PEA. Predictive groundwater models for Archimedes underground have started with construction of an additional dewatering well in the first quarter of 2026. Permitting activities below the 5100-foot elevation are underway with an estimated completion by mid-2027, while reviewing opportunities to expedite the timeline.

The timeframe for first gold mined is in the second half of 2026. The Company continues to leach the historic leach pads on the property recovering minor amounts of gold.

At Mineral Point open pit, the drill program that commenced in the second quarter of 2025 continued with two surface core drill rigs and completed 5,532 meters of surface core drilling during the year ended December 31, 2025. This drill program was designed to support geotechnical, metallurgical and hydrogeology studies for baseline data to advance permitting and engineering work. Mineral Point currently hosts the Company’s largest gold and silver mineral resources. Due to the economic potential at Mineral Point, the Company is accelerating infill drilling and technical work to support pre-feasibility and feasibility studies. The proposed royalty financing comprising part of the Financing Package committed subsequent to December 31, 2025 contemplates $50 million available to advance these projects in 2026.

Capital expenditures for the year ended December 31, 2025, were primarily from the construction of a maintenance shop related to the Archimedes underground access portal and purchases of light equipment.

Pre-development, evaluation and exploration expenditures were $8.9 million and $18.4 million for the three and twelve months ended December 31, 2025, primarily due to increased spending at the Archimedes underground project. The higher expenditure is driven by a decline advance rate that exceeded expectations, resulting in accelerated development activity and the construction of surface infrastructure.

For the residual leaching process, management is focused on improving solution management and optimizing cyanide application rates with the objective of increasing production from the historic leach pad during the first quarter of 2026.

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

NEPA permitting activities are underway with the BLM at Cove in anticipation of an EIS. i-80 Gold is actively advancing major permit applications with the goal of aligning regulatory approvals with planned development timelines.

Cove Project		Three months ended December 31,		Year ended December 31,
Operational Statistics		2025	2024	2025	2024
Drilling	meters	1,861	8,087	8,981	24,011

Financial Statistics		2025	2024	2025	2024
Pre-development, evaluation and exploration expenses	$000s	3,023	3,298	9,438	11,985

Over the last two years, the Company completed approximately 32,992 meters of infill drilling at Cove. Drilling was conducted across the Gap and Helen zones on approximately 30-meter spacing. The result of this work advanced management's understanding of the Cove project by providing a more robust geological model, a greater understanding of the gold mineralization including continuity and grade, and increased confidence in future mineral resource delineation reinforcing the potential for a high-grade underground operation. Collectively, the program has strengthened the technical foundation required for the transition from the current PEA work towards completing a feasibility study, which is planned for completion in the second quarter of 2026 and which will replace the Cove PEA filed in March 2025.

Lone Tree Plant

The Lone Tree property is a historic producing mine that ceased mining operations in 2006 and is located within the Battle Mountain-Eureka Trend, midway between the Company's Granite Creek property and Cove underground project. The Lone Tree open pit is not currently included in the new development plan. The Lone Tree Plant is currently non-operational and a construction decision on its refurbishment was made by the Board of Directors subsequent to year-end. I-80 Gold is one of two gold companies in Nevada with an autoclave processing plant. The other being owned by Nevada Gold Mines Inc., a joint venture between Barrick Mining and Newmont Gold Corporation.

The Lone Tree Plant is envisioned to process material from the Company’s three underground mines, Granite Creek, Archimedes, and Cove, to establish a regional hub-and-spoke mining and processing model. Upon refurbishment and commissioning as planned, the Lone Tree Plant will allow the Company to transition from toll milling to owner-operated processing. This shift is expected to materially increase operating margins and enhance free cash flow generation.

During the fourth quarter, a Study was completed for the Lone Tree Plant refurbishment. The Study updates an internal feasibility study completed in 2023 to incorporate design optimizations, value engineering initiatives, a filtered tailings system, and updated cost estimates to support an improved execution strategy. A positive construction decision was made in the first quarter of 2026 with the recapitalization. Plant commissioning is anticipated at the end of 2027.

The Lone Tree Plant is expected to operate at a nameplate capacity of 2,268 tonnes per day or 827,806 tonnes per annum, consistent with historic production rates. The processing circuit will incorporate an integrated pressure oxidation (“POX”) and carbon-in-leach (“CIL”) circuits capable of processing both refractory (sulfide) and non-refractory (oxide) mineralized material. The scope of work includes a combination of improved design components and the replacement of some existing infrastructure aimed at modernizing the Lone Tree Plant to improve process efficiency and operating flexibility, and to meet new environmental compliance standards, including the upgrade of the existing autoclave to a modern pressure oxidation circuit.

The refurbishment has a capital cost estimate of $412 million, inclusive of contingency, owner’s costs, and first fills, plus $18 million in capital spares for a total of $430 million. The estimate is higher than the anticipated amount of approximately $400 million, largely due to increased costs associated with inflation and engineering design details, and additional redundancy by expanding the capacity of the filtered tailings system.

In August 2025, the Board of Directors approved a limited notice to proceed with detailed engineering to allow for the procurement of long-lead equipment and the details required for updating operating permits. The Lone Tree Plant is permitted for the existing operational components in use. The approval of new and revised permit applications pertaining to air quality, water pollution control, mercury abatement, and reclamation management programs for the new design remain outstanding. The Company is targeting submittal of the necessary applications for the primary environmental permits in the first quarter of 2026. Various construction activities are expected to commence upon the approval of the associated permits.

Lone Tree		Three months ended December 31,		Year ended December 31,
Operational Statistics		2025	2024	2025	2024
Gold produced	oz	1,523	1,469	6,427	6,209
Gold sold	oz	—	1,859	4,461	6,948

Financial Statistics		2025	2024	2025	2024
Processing cost (produced oz)	$/oz	930	504	783	663
Site G&A (produced oz)	$/oz	168	118	203	189
Capital expenditure[1]	$000s	4,490	184	7,927	762
1Capital expenditure based on accrual basis.

The leaching of the historic leach pad at Lone Tree continues to produce gold at profitable quantities.

Capital expenditures during the year ended December 31, 2025 and in the comparative period were primarily related to the technical work to support the refurbishment of the Lone Tree Plant.

DISCUSSION OF FINANCIAL RESULTS

	Three months ended December 31,		Year ended December 31,
(in thousands of USD)	2025	2024	2025	2024
Revenue	21,290	23,228	95,193	50,335
Cost of sales	(16,350)	(20,939)	(81,961)	(64,569)
Depletion, depreciation and amortization	(256)	(486)	(1,726)	(1,489)
Gross profit (loss)	4,684	1,803	11,506	(15,723)

Expenses
Pre-development, evaluation and exploration	27,419	9,406	66,071	38,430
General and administrative	9,516	6,346	29,370	20,773
Property maintenance	3,588	3,592	14,198	14,161
Write-down of property, plant and equipment	26,246	—	26,246	—
Loss from operations	(62,085)	(17,541)	(124,379)	(89,087)

Other income and expenses, net	(20,201)	8,094	(47,202)	2,003
Interest expense	(6,562)	(7,944)	(30,555)	(32,951)
Loss before income taxes	(88,848)	(17,391)	(202,136)	(120,035)

Deferred tax recovery (expense)	3,289	(339)	3,289	(1,498)
Net loss	(85,559)	(17,730)	(198,847)	(121,533)
Financial results for the three months ended December 31, 2025

Revenue

Revenue for the three months ended December 31, 2025 was $21.3 million, a decrease from $23.2 million in the comparative prior year period. During the fourth quarter, the Company held a higher inventory balance due primarily to the timing of third-party processing. It is expected that the stockpile will be processed during the first quarter of 2026. During the three months ended December 31, 2025, gold ounces sold1 totaled 5,477 ounces at an average realized gold price2 of $3,887 per ounce compared to gold ounces sold1 of 9,053 at an average realized gold price1 of $2,560 per ounce during the same period of 2024.

1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 59% in 2025 (2024 - 58%).
2This is a Non-GAAP Measure; please see “Non-GAAP Financial Performance Measures” section.

	Three months ended December 31,
Spot price per ounce of gold ($)	2025	2024	% Change
Average	4,135	2,660	55%
Low	3,872	2,567	51%
High	4,449	2,778	60%
Average realized	3,887	2,560	52%

Cost of sales

Cost of sales for the three months ended December 31, 2025 was $16.4 million, a slight decrease from $20.9 million in the comparative prior year quarter due to lower gold ounces sold1, partially offset by an increase in costs largely related to processing costs.
Pre-development, evaluation and exploration expenses

	Three months ended December 31,
(in thousands of USD)	2025	2024
Granite Creek	15,443	5,491
Ruby Hill	8,877	691
Cove	3,023	3,298
Other	76	(74)
Total pre-development, evaluation and exploration	27,419	9,406

For the three months ended December 31, 2025, the Company incurred higher pre-development, evaluation and exploration expenses, compared to the prior year period reflecting the increased activity to advance key development milestones across all five gold projects within its development plan. At Granite Creek, expenses increased primarily due to increased underground development expenditures, largely related to dewatering infrastructure, along with drilling costs and other technical work related to the preparation of a feasibility study targeted for the second quarter of 2026. At Ruby Hill, spending increased primarily due to expenditures related to Archimedes underground development as the advancement rate of the decline exceeded expectations, resulting in accelerated development activity and higher drilling expenses related to geologic mapping of the underground and construction of the drill bays. Cove pre-development, evaluation and exploration expenditures decreased in the current quarter compared to the prior year quarter as the geotechnical drilling was completed in the fourth quarter of 2025, compared to underground delineation drilling on the Helen, the CSD, and Gap deposits from the same comparative period.

General and administrative

For the three months ended December 31, 2025, general and administrative expenses are higher compared to the prior year period primarily due to the revaluation of share based compensation based upon the increase in the Company's share price.

Write-down of property, plant and equipment

During the fourth quarter of 2026, a write-down of property, plant and equipment was recognized relating to the Lone Tree Plant. In conjunction with the Company's finalization of its Lone Tree study, the Company concluded on refurbishment requirements and based upon this assessment identified certain assets that would not be required for future use.
Other (expense) income

	Three months ended December 31,
(in thousands of USD)	2025	2024
Loss on Silver Purchase Agreement	(7,973)	(3,318)
(Loss) gain on fair value measurement of warrant liabilities	(12,833)	8,293
Interest income on cash equivalents	1,062	1,000
Loss on Gold Prepay Agreement	(1,275)	(77)
Gain on fair value measurement on Convertible Loans	547	3,375
Interest income on restricted cash	391	369
Gain (loss) on foreign exchange	22	(706)
Other expense	(142)	(842)
Total other (expense) income	(20,201)	8,094

Loss and gains on revaluation of the fair value of warrants was driven by changes in the Company’s share price during the periods.
Loss on Gold Prepay Agreement and Silver Purchase Agreement was comprised of revaluation losses which are driven by changes in the gold and silver forecast prices during the period.

Interest Expense

	Three months ended December 31,
(in thousands of USD)	2025	2024
Interest accretion on Convertible Loans	2,910	2,887
Interest accretion on Convertible Debentures	1,647	1,580
Interest accretion on Silver Purchase Agreement	899	717
Interest accretion on Gold Prepay Agreement	724	2,395
Amortization of finance costs	351	362
Other interest expense	30	3
Total interest expense	6,561	7,944

Interest expense for the three months ended December 31, 2025 was $6.6 million, decrease of $1.4 million compared to the prior year quarter. The decreased interest expense was primarily related to Gold Prepay Agreement interest accretion that has decreased as a result of settlements.
Financial results for the year ended December 31, 2025
Revenue

Revenue for the year ended December 31, 2025 was $95.2 million, an increase of 89% from $50.3 million in the comparative prior year period. The increase in revenue was equally driven by higher ounces sold1 at Granite Creek and higher average realized gold prices2. During the year ended December 31, 2025, gold ounces sold1 totaled 28,196 ounces at an average realized gold price2 of $3,368 per ounce, compared to 21,527 ounces at an average realized gold price2 of $2,332 per ounce during the same period of 2024.

	Year ended December 31,
Spot price per ounce of gold ($)	2025	2024	% Change
Average	3,432	2,387	44%
Low	2,633	1,985	33%
High	4,449	2,778	60%
Average realized	3,368	2,332	44%

Cost of sales

Cost of sales for the year ended December 31, 2025 was $82.0 million, which was an increase from $64.6 million in the comparative prior year period, largely driven by an increase in gold ounces sold1, partially offset by decreased inventory write-downs of $4.0 million compared to $13.1 million in the comparative period of 2024. During the second quarter of 2025, a write-down was recognized mainly due to higher processing fees related to sulfide mineralized material and heap leach material at Granite Creek
Depreciation, depletion and amortization

Total depreciation, depletion, and amortization expense for the year ended December 31, 2025 increased compared to the prior year mainly due to higher leach pad depreciation related to Granite Creek material which began in the fourth quarter of 2024.
1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 59% in 2025 (2024 - 58%).
2This is a Non-GAAP Measure; please see “Non-GAAP Financial Performance Measures” section.

Pre-development, evaluation and exploration expenses

	Year ended December 31,
(in thousands of USD)	2025	2024
Granite Creek	38,026	24,428
Ruby Hill	18,406	1,796
Cove	9,438	11,985
Other	201	221
Total pre-development, evaluation and exploration expenses	66,071	38,430

For the year ended December 31, 2025, the Company incurred $66.1 million of pre-development, evaluation and exploration expenses compared to $38.4 million of expenses for year ended December 31, 2024. The increase in pre-development, evaluation and exploration were primarily due to increased activity to advance key development milestones across all five gold projects in support of its development plan. At Ruby Hill, expenditures increased due to the initiation of construction at Archimedes underground in the third quarter where the advancement rate of the decline exceeded expectations, resulting in accelerated development activity, along with higher drilling expenses related to geologic mapping of the underground and construction of the drill bays. At Granite Creek, expenses increased due to underground development largely related to dewatering infrastructure, as well as drilling costs and other technical work related to the preparation of a feasibility study targeted for completion in the second quarter of 2026. Cove pre-development, evaluation and exploration expenditures decreased in the year ended December 31, 2025 compared to the prior year period as geotechnical drilling was completed in the fourth quarter of 2024 and delineation drilling completed in the first quarter of 2025.

General and administrative

For the year ended December 31, 2025, general and administrative expenses are higher compared to the prior year primarily due to the revaluation of share based compensation driven by the increase in the Company's share price.
Other (expense) income

	Year ended December 31,
(in thousands of USD)	2025	2024
Loss on sales from Gold Prepay Agreement	(16,158)	(11,965)
Loss on sales from silver purchase agreement	(14,575)	(9,897)
(Loss) gain on fair value measurement of warrant liabilities	(17,959)	8,981
(Loss) gain on fair value measurement of Convertible Loans	(989)	11,799
Interest income on cash equivalents	2,963	903
Interest income on restricted cash	1,435	1,709
Gain (loss) on foreign exchange	148	(33)
Other (expense) income	(2,067)	506
Total other (expense) income	(47,202)	2,003
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

Interest Expense

	Year ended December 31,
(in thousands of USD)	2025	2024
Interest accretion on Convertible Loans	11,106	11,091
Interest accretion on Convertible Debentures	6,328	5,841
Interest accretion on Gold Prepay Agreement	6,030	11,052
Interest accretion on Silver Purchase Agreement	4,025	3,125
Interest accretion on long-term debt	727	—
Amortization of finance costs	1,380	1,386
Finance expense	516	—
Other interest expense	443	456
Total interest expense	30,555	32,951

Interest expense for the year ended December 31, 2025, decreased compared to the prior year due to decreased interest accretion on Gold Prepay Agreement as a result of deliveries.

DISCUSSION OF FINANCIAL POSITION

Balance Sheet Review
Assets
Cash and cash equivalents increased by $44.2 million from $19.0 million at December 31, 2024 to $63.2 million as at December 31, 2025. Refer to the Liquidity and Capital Resources section below for further details.

Inventory increased to $29.3 million as at December 31, 2025 from $15.3 million as at December 31, 2024 primarily due to increased stockpile and finished goods inventory as a result of timing of processing and deliveries.
Liabilities
Total liabilities as at December 31, 2025 were $356.6 million compared to $315.0 million as at December 31, 2024. The increase was due primarily to increases in other liabilities related to the Gold Prepay and Silver Purchase Agreement derivative which increased due to metal prices. The warrant liability has also increased due to the Company's share price.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook

	Year ended
(in thousands of USD)	December 31, 2025	December 31, 2024
Cash and cash equivalents	63,240	19,001
Working capital	(37,919)	(31,746)

Changes in cash and cash equivalents are discussed in the cash flow section. The working capital deficit has increased since December 31, 2024 due to an increase in cash partially offset by current portion of long-term liabilities increasing.

Subsequent to December 31, 2025, the Company, through its recapitalization plan discussed in the Overview section, is in the process of providing the necessary liquidity to execute on its development plan. In the short term, the Company is in a solid position to meet its liquidity requirements, but in the longer term the Company may need to raise additional capital to execute on its three-phase development plan.

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

In addition, the Company's arrangements with Orion and the Convertible Debentures require the Company to satisfy various affirmative and negative covenants and, in the case of the arrangements with Orion, to meet certain financial ratios and tests. These covenants limit, among other things, the Company's ability to incur further indebtedness, create certain liens on assets, or engage in certain types of transactions. There are no assurances that the Company will not, as a result of such covenants, be limited in its ability to respond to changes in its business or competitive activities, or be restricted in its ability to engage in mergers, acquisitions or dispositions of assets. Furthermore, a failure to comply with such covenants could result in an event of default under any debt instruments, which may allow the lenders thereunder to accelerate repayment obligations or enforce security, if any. However, subsequent to year end, the Company has called the Convertible Debentures for repayment.

Debt

	Year ended
(in thousands of USD)	December 31, 2025	December 31, 2024
Convertible Debentures	80,326	73,450
Orion Convertible Loan	66,085	57,121
Sprott Convertible Loan	—	5,459
Gold Prepay Agreement	8,176	31,718
Silver Purchase Agreement	18,775	23,574
Other	1,355	75
Total	174,717	191,397

Convertible Debentures

The Convertible Debentures bear interest at a fixed rate of 8.0% per annum and will mature on February 22, 2027. Outstanding amounts under the Convertible Debentures are convertible into common shares of the Company at any time prior to maturity at the option of the lender (a) in the case of the outstanding principal, $3.38 per common share, and (b) in the case of accrued and unpaid interest at the market price of the common shares at time of the conversion of such interest less a 15% discount. As at December 31, 2025, total principal and accrued interest was $81.6 million.

On February 28, 2025, the Company entered into a supplemental indenture to effect certain amendments to the Indenture as described in the Financing Overview section.

Orion Convertible Loan

The Orion Convertible Loan bears interest at a rate of 8.0% annually and will mature on June 30, 2026. As at December 31, 2025, total principal and accrued interest was $69.2 million.

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

Sprott Convertible Loan

The Sprott Convertible Loan bears interest at a rate of 8.0% annually and matured on December 9, 2025 and was repaid.

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

As at December 31, 2025, the total liability is $8.2 million and the embedded derivative for the Gold Prepay Agreement was $9.3 million with 4,440 ounces of gold remaining to be delivered under the agreement.

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

As at December 31, 2025, the total liability is $18.8 million and the embedded derivative for the Silver Purchase Agreement was $20.4 million with 94,158 ounces remaining to be delivered under the 2025 annual minimum delivery amount and the future silver production from the Granite Creek and Ruby Hill properties at a range of 10% to 50% of total production.

Gold Prepay Agreement and Silver Purchase Agreement deferral

The Gold Prepay Agreement delivery scheduled for December 31, 2024, and the Silver Purchase Agreement delivery scheduled for January 15, 2025, were deferred to March 31, 2025. On January 15, 2025, in connection with Waiver Agreements, i-80 Gold issued to Orion five million common share purchase warrants priced at C$1.01. The 2025 Orion Warrants have a four-year term. In addition, i-80 Gold and Orion entered into the Orion Offtake Agreement. The Orion Offtake Agreement has similar terms to the existing agreement with Vox Royalty Corp. and will commence once the current offtake agreement expires at the end of December 2028. As amended by the Waiver Agreements the minimum cash requirements through March 31, 2025 were satisfied.

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

During the year ended December 31, 2025, the Company delivered 6,100 ounces of gold under the agreement. As of December 31, 2025, no amounts were outstanding.
Equity

Outstanding share data	As of February 19, 2026
Common Shares	841,020,280
Warrants	204,479,078
Stock Options	8,212,902
Restricted Share Units ("RSU")	14,002,393
Performance Share Units ("PSU")	3,805,342
Deferred Share Units ("DSU")	1,623,292

Share Capital

During the year ended December 31, 2025 and 2024 the Company issued the following shares:

		Year ended
(in thousands of U.S. dollars and shares)		December 31, 2025		December 31, 2024
		Number of shares issued	Amounts	Number of shares issued	Amounts
Bought deal offering	(a)	345,760	152,745	69,698	70,104
Private placement	(a)	25,240	11,778	13,064	17,056
Prospectus offering and private placement	(b)	29,210	15,935	—	—
ATM Program	(c)	4,341	2,426	22,408	21,766
Share purchase warrants	(d)	11,519	8,716	—	—
Contingent payments	(e)	—	—	2,727	3,564
Convertible loan				2,128	2,463
Share-based compensation		1,373	1,750	1,259	2,282
Total		417,443	193,350	111,284	117,235

Bought Deal Offering and Private Placement

(a) On May 16, 2025, the Company closed a bought deal public offering of 345.8 million units of the Company at a price of $0.50 per unit for aggregate gross proceeds of $172.9 million and net proceeds of $162.5 million. In addition to the bought deal offering, the Company closed a concurrent private placement of 25.2 million units to certain directors and officers of the Company at a price of $0.50 per unit for aggregate gross proceeds of $12.6 million. Each unit was comprised of one common share and one-half of one common share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.70 until November 16, 2027.

On May 1, 2024, the Company completed a bought deal public offering of an aggregate of 69.7 million units at a price of C$1.65 per unit for aggregate gross proceeds to the Company of approximately C$115.0 million ($83.5 million). Each unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant of the Company. The 34.8 million common share warrants issued in connection with the offering were valued at $8.9 million at inception using the closing price of the warrants of C$0.35 on May 1, 2024. The Company incurred $4.5 million in transaction costs in connection with the Offering, of which $4.1 million was allocated to shares issued and presented as a reduction to share capital within the statement of changes in equity. Each warrant entitles the holder to purchase one common share at a price of C$2.15 until May 1, 2028.

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

ATM Program

(c) During the year ended December 31, 2025, the Company issued 4.3 million common shares under the ATM Program for total gross proceeds of $2.5 million (2024 - 22.4 million common shares for total gross proceeds of $22.6 million).

Share Purchase Warrants

(d) During the year ended December 31, 2025, the Company recorded the exercise of 11.5 million warrants at an exercise price of $0.70 per share, resulting in the issuance of 11.5 million shares of common shares and cash proceeds of $8.1 million.

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

Shares issued Convertible loan

(f) On October 31, 2024, The Company issued common shares in connection with Sprott's conversion under the Sprott Convertible Loan.

Cash Flows

	Three months ended December 31,		Year ended December 31,
(in thousands of U.S. dollars, unless otherwise noted)	2025	2024	2025	2024
OPERATING ACTIVITIES
Net loss	$(85,559)	$(17,730)	$(198,847)	$(121,533)
Adjustments	57,018	1,967	120,414	41,119
Net change in operating assets and liabilities	(5,769)	6,540	(5,158)	(2,087)
Cash used in operating activities	$(34,310)	$(9,223)	$(83,591)	$(82,501)

INVESTING ACTIVITIES
Capital expenditures on property, plant and equipment	(4,921)	(505)	(9,623)	(2,018)
Disposal proceeds	—	—	—	425
Cash used in investing activities	$(4,921)	$(505)	$(9,623)	$(1,593)

FINANCING ACTIVITIES
Net proceeds from shares issued in equity offerings	64	8,759	193,988	117,781
Principal repayment on Gold Prepay Agreement	(3,238)	—	(46,145)	(23,818)
Principal repayment on Silver Purchase Agreement	—	—	(11,028)	(8,387)
Proceeds from New Gold Prepay and Silver Purchase Agreement	—	—	31,045	—
Repayment on New Gold Prepay and Silver Purchase Agreement	—	—	(31,045)	—
Principal repayment on Convertible Loan	(4,200)	—	(4,200)	—
Warrant and stock option exercises	7,248	49	8,517	983
Finance fees paid	—	(713)	(2,053)	(2,227)
Contingent payments	—	—	—	(1,436)
Other	32	(32)	(44)	(229)
Cash (used in)/provided by financing activities	$(94)	$8,063	$139,035	$82,667

Change in cash, cash equivalents and restricted cash during the period	(39,325)	(1,665)	45,821	(1,427)
Cash, cash equivalents and restricted cash, beginning of period	144,555	61,675	59,290	60,765
Effect of exchange rate changes on cash held	33	(720)	152	(48)
Cash, cash equivalents and restricted cash, end of period	$105,263	$59,290	$105,263	$59,290

Cash flows for the three months ended December 31, 2025

Cash used in operating activities for the three months ended December 31, 2025, was $34.3 million compared to $9.2 million cash used in operating activities in the comparative period in 2024. The change in cash used in operating activities for the three months ended December 31, 2025 was primarily due to increased pre-development, evaluation, and exploration expenses and a lower change in comparative working capital.

Cash used in investing activities was primarily for the engineering study at Lone Tree, the Granite Creek water treatment plant, and Archimedes underground development at Ruby Hill.

Cash used in financing activities for the three months ended December 31, 2025 was $0.1 million compared to cash provided by financing activities of $8.1 million in the comparative period of 2024. Cash used in financing activities for the three months ended December 31, 2025, was lower than the comparative period as repayments for the Sprott convertible loan and the gold prepay and silver purchase agreement were partially offset by proceeds from warrant exercises. In the comparative prior year period, the Company’s ATM program generated $8.8 million.

Cash flows for the year ended December 31, 2025

Cash used in operating activities for the year ended December 31, 2025, was $83.6 million compared to $82.5 million in the prior year. The increase in cash used in operating activities was due to increased gross profit and a positive change in comparative working capital of $3.1 million partially offset by higher expenditures related to the Company’s development plan.

Cash used in investing activities for the year ended December 31, 2025 was $9.6 million compared to $1.6 million in the prior year. Cash used in investing activities for the year ended December 31, 2025 was primarily driven by capital expenditures related to processing plant studies at Lone Tree, Granite Creek water treatment plant and construction in preparation of portal access at Archimedes underground as well as surface infrastructure.

Cash provided by financing activities for the year ended December 31, 2025 was $139.0 million compared to $82.7 million for the year ended December 31, 2024. Cash provided by financing activities for the year ended December 31, 2025 was higher than the prior year due to higher proceeds from the share issued in brokered placement and equity issuances, partially offset by principal repayments made on the Gold Prepay Agreement, the Silver Purchase Agreement and the convertible loan.

COMMITMENTS AND CONTINGENCIES

The Company has described its commitments and contingencies in Note 18 of the Financial Statements for the year ended December 31, 2025.

RELATED PARTY TRANSACTION

The Company has described related party transactions in Note 17 of the Financial Statements for the year ended December 31, 2025.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting policies and estimates used to prepare our financial statements are discussed with our audit committee as they are implemented. There were no significant changes in our critical accounting policies or estimates since the Annual Report Form 10-K for December 31, 2024. For further details on the Company’s accounting policies and estimates, refer to the Company’s Financial Statements for the year ended December 31, 2025.

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

"Adjusted loss” and “adjusted loss per share” are non-GAAP financial performance measures that the Company considers to better reflect normalized earnings because it eliminates temporary or non-recurring items such as: (loss) gain on warrants, gain (loss) on Convertible Loans, and loss on fair value measurement of Gold Prepay Agreement and Silver Purchase Agreement. Adjusted loss per share is calculated using the weighted average number of shares outstanding under the basic calculation of earnings per share.

Average realized gold price per ounce of gold sold1

	Three months ended December 31,		Year ended December 31,
(in thousands of U.S. dollars, unless otherwise noted)	2025	2024	2025	2024
Consolidated
Revenue	21,290	23,228	95,193	50,335
Silver revenue	(3)	(53)	(223)	(125)
Gold revenue	21,287	23,175	94,970	50,210
Gold sold¹	5,477	9,053	28,196	21,527
Average realized gold price ($/oz)	3,887	2,560	3,368	2,332

Granite Creek
Revenue	20,296	14,023	73,575	25,392
Gold ounces sold[1]	5,226	5,583	21,637	10,961
Average realized gold price ($/oz)	3,884	2,512	3,400	2,317

Lone Tree
Revenue	3	5,028	14,429	16,534
Silver revenue	(3)	(53)	(48)	(82)
Gold revenue	—	4,975	14,381	16,452
Gold sold	—	1,859	4,461	6,948
Average realized gold price ($/oz)	N/A	2,676	3,224	2,368

Ruby Hill
Revenue	991	4,177	7,189	8,409
Silver revenue	—	—	(175)	(43)
Gold revenue	991	4,177	7,014	8,366
Gold sold	251	1,611	2,098	3,618
Average realized gold price ($/oz)	3,948	2,593	3,343	2,312

Adjusted loss1

Adjusted loss and adjusted loss per share exclude a number of temporary or one-time items detailed in the following table:

	Three months ended December 31,		Year ended December 31,
(in thousands of U.S. dollars, unless otherwise noted)	2025	2024	2025	2024

Net loss	$(85,559)	$(17,730)	$(198,847)	$(121,533)
Adjust for:
Write-down of property, plant and equipment	(26,246)	—	(26,246)	—
Loss on Silver Purchase Agreement and embedded derivative	(7,973)	(3,318)	(14,575)	(9,897)
(Loss) gain on fair value measurement of warrant liability	(12,833)	8,293	(17,959)	8,981
Loss on Gold Prepay Agreement and embedded derivative	(1,275)	(77)	(16,158)	(7,990)
Gain (loss) on fair value measurement of Convertible Loans	547	3,375	(989)	11,799
Loss on deferred consideration	—	—	—	(102)
Inventory NRV adjustment	—	(1,008)	—	(13,103)
Total adjustments	$(47,780)	$7,265	$(75,927)	$(10,312)
Adjusted loss	(37,779)	(24,995)	(122,920)	(111,221)

Weighted average shares	825,885,244	396,433,803	671,730,323	359,206,859
Adjusted loss per share	$(0.05)	$(0.06)	$(0.18)	$(0.31)

1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 59% in 2025 (2024 - 58%)

Adjusted loss is higher for the three months and year ended December 31, 2025, compared to the prior year periods due to increased pre-development, evaluation and exploration expenses partially offset by higher gross profit.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
i-80 Gold Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of i-80 Gold Corp. (a British Columbia, Canada corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah
February 19, 2026

I-80 GOLD CORP.
CONSOLIDATED BALANCE SHEETS
(Stated in thousands of United States Dollars, except for share data)

	Note	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents		$63,240	$19,001
Receivables, net		1,914	3,273
Inventory	3	29,254	15,331
Prepaids and deposits		5,642	3,421
Current portion of other assets		287	1,278
Total current assets		100,337	42,304
Non-current assets
Other assets		4,667	594
Restricted cash	4	42,023	40,289
Property, plant and equipment, net	5	556,393	572,442
Total non-current assets		603,083	613,325
Total assets		$703,420	$655,629

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities		$41,480	$26,420
Current portion of long-term debt	6	76,808	37,842
Current reclamation liabilities	7	1,595	906
Current portion of other liabilities	8	18,373	8,882
Total current liabilities		138,256	74,050
Non-current liabilities
Deferred tax liabilities	16	13,112	16,401
Long-term debt	6	97,909	153,555
Reclamation liabilities	7	58,916	55,710
Non-current portion of other liabilities	8	48,454	15,249
Total non-current liabilities		218,391	240,915
Total liabilities		356,647	314,965

COMMITMENTS AND CONTINGENCIES	18

EQUITY
Common shares, unlimited authorized shares with no par value, 827,230,192 and 409,786,956 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	9	799,855	606,505
Additional paid-in capital		30,583	18,977
Accumulated deficit		(483,665)	(284,818)
Total equity		346,773	340,664
Total liabilities and equity		$703,420	$655,629

See accompanying notes to the Consolidated Financial Statements

I-80 GOLD CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in thousands of United States Dollars, except for share data)

		Year ended December 31,
	Note	2025	2024
Revenue	12	$95,193	$50,335
Cost of sales		(81,961)	(64,569)
Depletion, depreciation and amortization	5	(1,726)	(1,489)
Gross profit (loss)		11,506	(15,723)

Expenses
Pre-development, evaluation and exploration		66,071	38,430
General and administrative	9	29,370	20,773
Property maintenance		14,198	14,161
Write-down of property, plant and equipment	5	26,246	—
Loss from operations		(124,379)	(89,087)

Other income	13	4,546	24,000
Other expense	13	(51,748)	(21,997)
Interest expense	14	(30,555)	(32,951)
Loss before income taxes		(202,136)	(120,035)

Deferred tax recovery (expense)	16	3,289	(1,498)
Net loss and comprehensive loss		$(198,847)	$(121,533)

Loss per share
Basic and diluted loss per share	10	$(0.30)	$(0.34)

Basic and diluted weighted average shares outstanding	10	671,730,323	359,206,859

See accompanying notes to the Consolidated Financial Statements

I-80 GOLD CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of United States Dollars)

		Year ended December 31,
	Note	2025	2024
OPERATING ACTIVITIES
Net loss		$(198,847)	$(121,533)

Adjustments
Depletion, depreciation and amortization	5	3,249	3,200
Reclamation accretion expense		3,946	3,071
Share-based payments		9,132	570
Write-down of property, plant and equipment	5	26,246	—
Non-cash items included in other expense	11	51,775	953
(Gain) loss on foreign exchange		(140)	34
Interest expense		29,595	32,496
Deferred tax (recovery) expense		(3,289)	1,498
Reclamation expenditures		(217)	(455)
Other		117	(248)
Net change in operating assets and liabilities	11	(5,158)	(2,087)
Cash used in operating activities		$(83,591)	$(82,501)

INVESTING ACTIVITIES
Capital expenditures on property, plant and equipment		(9,623)	(2,018)
Disposal proceeds		—	425
Cash used in investing activities		$(9,623)	$(1,593)

FINANCING ACTIVITIES
Net proceeds from shares issued in equity offerings	9	193,988	117,781
Principal repayment on Gold Prepay Agreement	6	(46,145)	(23,818)
Principal repayment on Silver Purchase Agreement	6	(11,028)	(8,387)
Proceeds from New Gold Prepay and Silver Purchase Agreement	6	31,045	—
Repayment on New Gold Prepay and Silver Purchase Agreement	6	(31,045)	—
Principal repayment on Convertible Loan	6	(4,200)	—
Warrant and stock option exercises	9	8,517	983
Finance fees paid		(2,053)	(2,227)
Contingent payments		—	(1,436)
Other		(44)	(229)
Cash provided by financing activities		$139,035	$82,667

Change in cash, cash equivalents and restricted cash during the year		45,821	(1,427)
Cash, cash equivalents and restricted cash, beginning of year		59,290	60,765
Effect of exchange rate changes on cash held		152	(48)
Cash, cash equivalents and restricted cash, end of year		$105,263	$59,290

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents		63,240	19,001
Restricted cash and cash equivalents		42,023	40,289
Total cash, cash equivalents, and restricted cash		$105,263	$59,290
Supplemental cash flow information [Note 11]
See accompanying notes to the Consolidated Financial Statements

I-80 GOLD CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Stated in thousands of United States Dollars, except for share data)

		Share Capital		Additional Paid-In Capital	Accumulated Deficit
	Note	Shares	Amount			Total Equity
Balance as at December 31, 2023		298,502,334	$489,270	$19,311	$(163,285)	$345,296
Issued from financing activities	9	107,298,436	111,389	—	—	111,389
Issuance of common shares related to contingent payments	9	2,727,336	3,564	—	—	3,564
Share-based compensation	9	1,258,850	2,282	(334)	—	1,948
Net loss		—	—	—	(121,533)	(121,533)
Balance as at December 31, 2024		409,786,956	$606,505	$18,977	$(284,818)	$340,664
Issued from financing activities	9	404,551,855	182,884	10,517	—	193,401
Issued on exercise of warrants	9	11,518,500	8,716	(653)	—	8,063
Share-based compensation	9	1,372,881	1,750	1,742	—	3,492
Net loss		—	—	—	(198,847)	(198,847)
Balance as at December 31, 2025		827,230,192	$799,855	$30,583	$(483,665)	$346,773

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

1.THE COMPANY

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)Risks and uncertainties and liquidity

As a mining company, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing metal prices, primarily for gold and silver. The prices of these metals are volatile and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and the quantities of mineralized material. The carrying value of the Company's property, plant and equipment, inventories, and certain derivatives are particularly sensitive to the outlook for commodity prices. A decline in the Company's price outlook from current levels could result in material impairment charges related to these assets.

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

(b)Use of estimates

The Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of the Company's Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate valuation of financial instruments and derivatives, reclamation liabilities, valuation of inventories, impairment of long-lived assets, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from the amounts estimated in these Financial Statements.

(c)Principles of consolidation

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

(d)Functional and presentation currency

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

(e)Cash, cash equivalents and restricted cash

Cash and cash equivalents include cash on hand and highly liquid investments with an original maturity of three months or less, which are readily convertible into a known amount of cash. The Company's deposits are held in high grade credit institutions. At certain times, amounts on deposit may exceed federal deposit insurance limits.

Restricted cash is presented separately in the Consolidated Balance Sheets. Restricted cash is held primarily for the purpose of settling asset retirement obligations.

(f)Inventory

Mineralized material in stockpiles and on leach pad inventory is accumulated in stockpiles that are subsequently processed into gold and silver in a saleable form. The recovery of gold from certain oxide mineralized material is achieved through the heap leaching process. The recovery of gold from certain sulphide mineralized material is achieved through third-party refining processes. Work-in-process inventory represents mineralized material in the processing circuit that has not completed the production process and is not yet in a saleable form. Finished goods inventory represents gold and silver in saleable form. Material and supplies inventory represent consumables and other materials used in the production process, as well as spare parts and other maintenance supplies.

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

(g)Property, plant and equipment, net

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

Pre-development, evaluation and exploration expenditures consist of gathering exploration data through topographical and geotechnical studies; exploratory drilling, trenching and sampling; determining the volume and grade of the resource; test work on geology, metallurgy, mining, geotechnical and environmental; and conducting engineering, marketing and financial studies. Pre-development expenditures can include infrastructure costs to gain access to mineralized material at the Company's properties.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

Costs incurred in this stage are generally expensed as they are part of the discovery process and do not yet provide future economic benefits unless they meet specific criteria for capitalization. Mineral properties in this stage are not subject to amortization.

The development stage commences once commercially recoverable mineral reserves are confirmed through obtaining a reserve report. In this phase, the company undertakes activities such as establishing access to the mineral reserve and preparing for commercial production. Expenditures related to main ramp and underground drift construction, permanent excavations, infrastructure development, and pre-production overburden and waste rock removal are capitalized. These capitalized costs, recognized as assets, are amortized using the units-of-production method as resources are extracted. Development properties are not amortized until they are reclassified as mine property assets upon reaching commercial production levels.

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

(h)Reclamation liabilities

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

(i)Leases

At inception of a contract, the Company assesses whether a contract is, or contains, a lease. If a lease is identified the Company determines whether the lease is an operating or finance lease. Operating lease right-of-use assets are included in other assets and lease obligations are included in other liabilities on the Consolidated Balance Sheets. Finance lease right-of-use assets are included in property, plant and equipment and finance lease obligations are included in debt on the Consolidated Balance Sheets.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

(j)Share-based compensation

Share-based awards are classified as either equity or liability instruments based on their terms and on the Company’s past practice and intent regarding settlement in cash or shares. Equity classified awards are measured at grant date fair value and are not subsequently remeasured. Liability classified awards are measured at fair value on the grant date and remeasured at the end of each reporting period until settlement.

The grant date fair value of stock options is estimated using the Black-Scholes option pricing model. The grant date fair value of Performance Share Units ("PSU) is determined using the Monte Carlo simulation model. The grant date fair value of Deferred Share Units ("DSU") is based on the quoted market price of the Company’s common shares on the date of grant.

Restricted Share Units ("RSU") that the Company intends to settle in cash are classified as liability awards and measured at the quoted market price of the Company’s common shares. RSUs are remeasured at the end of each reporting period and at settlement, with changes in fair value recorded in general and administrative expense within the Consolidated Statements of Operations.

Compensation expense for share-based awards is recognized over the requisite service period of each award. For awards with cliff vesting, the company recognizes the expense using straight line attribution over the single vesting period. For awards with graded vesting, each tranche is treated as a separate award and the Company recognizes the expense using accelerated attribution. The Company estimates forfeitures based on historical data and periodically adjusts the forfeiture rate. The adjustment of the forfeiture rate is recorded as a cumulative adjustment in the period the forfeiture estimate is changed.

(k)Revenue

Gold

The Company generates revenue by selling gold produced from its mining operations under the gold offtake agreement and from gold sold in the London spot market. Revenue from gold is recognized when control of the gold has transferred to the customer and the Company has satisfied its performance obligation, which generally occurs upon the transfer of gold credits to the customer’s metal account. Upon transfer of the gold to the customer’s metal account, the customer has legal title to, physical possession of, and has assumed the risks and rewards of ownership of the gold; therefore, the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of ownership of the gold.

The Company considers the terms of the contract in determining the transaction price. The transaction price is based upon the amount the Company expects to be entitled to in exchange for the transferring of the gold. The transaction price is either fixed on the settlement date or at spot prices based upon the terms of the contract.

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

Receivables

Trade receivables and other receivable balances are recognized net of an allowance for credit losses. The allowance represents the portion of the amortized cost basis that the Company does not expect to collect due to credit over the contractual life of the receivables, taking into consideration past events, current conditions and reasonable and supportable forecasts of future economic conditions. The receivable balance as of December 31, 2023 was $4.3 million. As of December 31, 2025 and 2024, the amount of credit loss recognized is not significant.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

(l)Income taxes

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

(m)Debt

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

(n)Derivative financial instruments

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

(o)Income (loss) per share

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

(p)Segment reporting

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

(q)Recently adopted accounting pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 "Income Taxes (Topic 720): Improvements to Income Tax Disclosures." ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The standard has been adopted by the Company in these Financial Statements.

(r)Recently issued accounting pronouncements

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

3.INVENTORY

	December 31, 2025	December 31, 2024
Mineralized material in stockpiles and on leach pads	$19,636	$9,634
Work-in-process	3,763	2,133
Finished goods	4,113	195
Materials and supplies	1,742	3,369
Total inventory	$29,254	$15,331

The amount of inventory recognized in cost of sales for the year ended December 31, 2025, was $82.0 million (2024 - $64.6 million). During the year ended December 31, 2025, the Company recognized, within cost of sales, inventory write-downs of $4.0 million (2024 - $13.1 million), related primarily to Granite Creek mineralized material stockpile.

4.RESTRICTED CASH

The Company has restricted cash relating to the reclamation for its Lone Tree, Ruby Hill and Granite Creek properties. The restricted cash is held in interest bearing accounts. During the first quarter of 2024, $6.0 million in cash collateral was returned to the Company.

5.PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2025	December 31, 2024
Pre-development and exploration properties (i)	$363,394	$363,228
Buildings, plant and equipment (ii) (iii)	180,098	203,137
Construction-in-progress (i)	34,436	24,448
Total	577,928	590,813
Accumulated depreciation	21,535	18,371
Net carrying amounts	$556,393	$572,442
(i)Pre-development and exploration properties and construction-in-progress are not subject to depletion.
(ii)Included in buildings, plant and equipment is $98.2 million (2024 - $135.7 million) not subject to depreciation, depletion and amortization.
(iii)During the year ended December 31, 2025, the Company recorded a write-down of $26.2 million related to the processing facility assets at the Lone Tree property. Certain identified assets that are expected to be obsolete for the processing facility project were written down and recorded in loss from operations.

Total depreciation, depletion and amortization on property, plant and equipment is as follows:

	Year ended December 31,
	2025	2024
Depreciation, depletion and amortization	$1,726	$1,489
Recorded in pre-development, evaluation and exploration	308	270
Recorded in general and administrative	170	236
Recorded in property maintenance	1,045	1,205
Total depletion, depreciation and amortization	$3,249	$3,200

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

6.LONG-TERM DEBT

	Orion Convertible Loan	Sprott Convertible Loan	Convertible Debentures	Gold Prepay Agreement	Silver Purchase Agreement	Other	Total
As at January 1, 2024	$46,764	$8,288	$66,940	$42,176	$29,662	$282	$194,112
Additions and adjustments	—	390	—	(1,777)	(731)	—	(2,118)
Amortization of finance costs	581	—	669	110	26	—	1,386
Principal repayment	—	(4,534)	—	(19,843)	(8,508)	(207)	(33,092)
Finance charge	9,776	1,315	5,841	11,052	3,125	—	31,109
As at December 31, 2024	57,121	5,459	73,450	31,718	23,574	75	191,397
Additions and adjustments	(1,714)	(553)	(279)	(43)	(43)	32,845	30,213
Amortization of finance costs	459	—	827	71	23	—	1,380
Principal repayment	—	(5,793)	—	(29,600)	(8,804)	(32,292)	(76,489)
Finance charge	10,219	887	6,328	6,030	4,025	727	28,216
As at December 31, 2025	$66,085	$—	$80,326	$8,176	$18,775	$1,355	$174,717
Less current portion	66,085	—	—	8,176	1,641	906	76,808
Long-term portion	$—	$—	$80,326	$—	$17,134	$449	$97,909
(i)Orion Convertible Loan
On December 13, 2021, the Company entered into a Convertible Credit Agreement with OMF Fund III (F) Ltd., an affiliate of Orion to borrow $50 million (the "Orion Convertible Loan"). The Orion Convertible Loan bears interest at a rate of 8.0% annually and matures on June 30, 2026. As at December 31, 2025, total principal and accrued interest was $69.2 million.

On January 15, 2025, the Company entered into an Amended and Restated Orion Convertible Loan Agreement. Pursuant to the amendment, the maturity date was extended from December 13, 2025, to June 30, 2026, and certain security was put in place to secure the Company’s obligations under the Orion Convertible Loan. Additional security against the Company’s Ruby Hill and Granite Creek projects was put in place as of March 31, 2025. In connection with the amendment the Company issued to Orion 5.0 million common share purchase warrants (Note 8) and entered into an offtake agreement with Orion. The offtake agreement will commence once the current offtake agreement expires at the end of December 2028 (Note 18). Management determined that the modification to the agreement was non-substantial and accordingly, the Company accounted for the modification as an adjustment to the financial liability.

The Orion Convertible Loan contains a change of control feature, a conversion feature, and a forced conversion feature that are considered embedded derivatives by the Company. The change of control feature and conversion feature are classified as derivative financial liabilities measured at fair value (Note 19). The forced conversion feature is not separated from the host contract as it is considered to be indexed to the Company's shares. The initial fair value of the convertible loan was determined using a market interest rate for an equivalent non-convertible loan at the issue date. The liability is subsequently recognized on an amortized cost basis until extinguished on change of control, conversion or maturity of the loan.

Interest expense is calculated by applying the effective interest rate of 16.72% to the host liability component (December 31, 2024 - 18.64%). Interest accretion is included in interest expense.

(ii)Sprott Convertible Loan
On December 10, 2021, the Company entered into a Convertible Credit Agreement with a fund managed by Sprott Asset Management USA, Inc. and a fund managed by CNL Strategic Asset Management, LLC (“Sprott”) to borrow $10 million (the "Sprott Convertible Loan"). The Sprott Convertible Loan bears interest at a rate of 8.0% annually and matured on December 9, 2025.

The Sprott Convertible Loan contained a change of control feature, a conversion feature, and a forced conversion feature that were considered embedded derivatives by the Company. The change of control feature and conversion feature were classified as derivative financial liabilities measured at fair value (Note 19). The forced conversion feature was not separated from the host contract as it was considered to be indexed to the Company's shares. The initial fair value of the convertible loan was determined using a market interest rate for an equivalent non-convertible loan at the issue date. The liability was subsequently recognized on an amortized cost basis until maturity of the loan.

During 2024, Sprott converted $3.6 million in principal and $0.9 million in interest into 2.1 million common shares of the Company. At maturity on December 10, 2025, the Company repaid the outstanding principal and interest due.

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

(iii)Convertible Debentures
On February 22, 2023, the Company closed a private placement offering of $65 million principal amount of secured convertible debentures (the "Convertible Debentures") of the Company. The Convertible Debentures bear interest at a fixed rate of 8.0% per annum and will mature on February 22, 2027. As at December 31, 2025, total principal and accrued interest was $81.6 million. Outstanding amounts under the Convertible Debentures are convertible into common shares of the Company at any time prior to maturity at the option of the applicable respective lender (a) in the case of the outstanding principal, $3.38 per common share, and (b) in the case of accrued and unpaid interest, subject to TSX approval, at the market price of the common shares at time of the conversion of such interest.

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
•that the Company’s right to grant security against the Cove Project would rank subordinate to the security granted to the debenture holders; and
•the Company with a redemption right in respect of all of the outstanding Convertible Debentures which allows the Company to redeem, in its sole discretion, all of the outstanding Convertible Debentures for cash at a 104% premium of the outstanding principal and the accrued interest up to the redemption date.

Management determined that the modification to the agreement was non-substantial and accordingly, the Company accounted for the modification as an adjustment to the financial liability.

The Convertible Debentures contain a conversion feature, a change of control feature, and a forced conversion feature that are considered embedded derivatives by the Company and measured at fair value (Note 19). The conversion feature, change of control feature, and a forced conversion feature are classified as financial liabilities and not separated from the host liability component. The conversion feature and forced conversion feature are considered to be indexed to the Company's shares. The mandatory redemption right is considered to be an embedded derivative by the Company, classified as financial liability and not separated from the host liability component.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

On September 20, 2023, the Company entered into an A&R Gold Prepay with Orion pursuant to which the Company received aggregate gross proceeds of $20.0 million (the "2023 Gold Prepay Accordion") structured as an additional accordion under the existing Gold Prepay. The 2023 Gold Prepay Accordion will be repaid through the delivery by the Company to Orion of 13,333 ounces of gold over a period of 12 quarters, being 1,110 ounces of gold per quarter over the delivery period with the first delivery being 1,123 ounces of gold. The first delivery will occur on March 31, 2024, and the last delivery will occur on December 31, 2026.

On March 28, 2024, the Company entered into an amending agreement in relation to the A&R Gold Prepay with Orion pursuant to which the March 31, 2024 quarterly delivery of 3,223 ounces of gold was extended from March 31, 2024, to April 15, 2024 (the "First Amending Agreement").

On April 24, 2024, the Company entered into a second amending agreement with Orion to amend the terms of the A&R Gold Prepay (the “Second A&R Gold Prepay"). In accordance with the terms of the Second A&R Gold Prepay Agreement, Orion agreed to extend the deadline for the outstanding deliveries previously required to be made on or before April 15, 2024 under the A&R Gold Prepay Agreement until May 10, 2024. In addition, if the Company meets the Gold Option Criteria (as defined below) it may elect to defer the deadline to deliver any of its quarterly gold delivery obligations for the 2024 calendar year (each instance, a “Gold Deferral”) by delivering to Orion, on or before September 30, 2025, the adjusted quarterly gold quantities (multiplied by 1.15 for gold deliveries made prior to June 30, 2025 and 1.19 for gold deliveries made thereafter). In order for the Company to implement a Gold Deferral, (i) it must be in compliance with the use of proceeds section as described in the Prospectus (the “Budget”) and (ii) after assuming the delivery of the applicable quarterly gold quantity on the applicable un-extended quarterly deadline, the Company would not have sufficient funds to remain in compliance with the Budget (collectively, the “Gold Option Criteria”). In addition, should the Company implement a Gold Deferral and complete an equity offering prior to September 30, 2025, the Company would be required to deliver gold ounces to Orion up to 34% of the net proceeds of such offering, in settlement of gold quantities outstanding under the Second A&R Gold Prepay Agreement. The Company may request an increase in the prepayment by an additional amount not exceeding $50 million in aggregate in accordance with the terms of the Second A&R Gold Prepay. The Second A&R Gold Prepay is subject to standard conditions and covenants, including minimum cash balance and certain reporting requirements. In connection with the Second A&R Gold Prepay the Company paid an amendment fee of $0.5 million to Orion.

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

During the year ended December 31, 2025, the Company delivered 13,950 ounces of gold under the Gold Prepay to Orion. As of December 31, 2025, the Company had cumulatively delivered 39,293 ounces of gold towards the Gold Prepay, leaving 4,440 ounces of gold remaining to be delivered.

The Gold Prepay is recognized as a financial liability at amortized cost and it contains an embedded derivative in relation to the embedded gold price within the agreement that is measured at fair value each reporting period (Note 8 (iv) and Note 19). Interest expense is calculated by applying the effective interest rate to the financial liability. During the period ended December 31, 2025, the effective interest rate ranged from 29.1% to 32.2% (December 31, 2024 - 27.5% to 31.9%). As of December 31, 2025, the effective interest rate was 29.7% (December 31, 2024 - 31.9%). Interest accretion is included in interest expense. For each amendment above, management determined that the modification to the agreement was non-substantial and accordingly, the Company accounted for the modification as an adjustment to the financial liability.

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

On January 12, 2024, the Company entered into an extension agreement in relation to the Silver Purchase Agreement with Orion pursuant to which the 2023 Shortfall Amount Delivery Deadline was extended from January 15, 2024, to April 15, 2024 (the "Extension Agreement"). In connection with the Extension Agreement the Company paid an amendment fee of $0.2 million and issued 0.5 million common share purchase warrants to Orion.

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

The Silver Purchase Agreement is recognized as a financial liability at amortized cost and it contains two embedded derivatives as further described in Note 8 (v) and Note 19 of these Financial Statements. Interest expense is calculated by applying the effective interest rate to the financial liability. During the year ended December 31, 2025, the effective interest rate ranged from 12.5% to 23.3% (December 31, 2024 - 12.3%). As of December 31, 2025, the effective interest rate was 21.9% (December 31, 2024 - 12.3%). The change in effective interest rate during the year ended December 31, 2025 is primarily the result of a change in management's estimate of the Company's production profile. Interest accretion is included in interest expense. For each amendment above, management determined that the modification to the agreement was non-substantial and accordingly, the Company accounted for the modification as an adjustment to the existing liability.

During the year ended December 31, 2025, the Company settled 404,288 ounces of silver under the Silver Purchase Agreement with Orion. 398,446 ounces were settled in satisfaction of the 2024 shortfall amount and 5,842 ounces were settled in relation to the 2025 annual minimum delivery amount. The 2024 shortfall amount was settled net of Orion's cash purchase price. As of December 31, 2025, the remaining ounces to be delivered under the 2025 annual minimum delivery amount is 94,158 ounces. Subsequent to the year ended December 31, 2025, the remaining ounces were settled.

The obligations under the Gold Prepay and Silver Purchase Agreement are senior secured obligations of the Company and its wholly-owned subsidiaries Ruby Hill Mining Company LLC, and Osgood Mining Company LLC, and secured against the Ruby Hill project in Eureka County, Nevada and the Granite Creek project in Humboldt County, Nevada.

New Gold Prepay and Silver Purchase Agreement

On March 31, 2025, the Company entered into a New Gold Prepay and Silver Purchase arrangement ("New Gold Prepay and Silver Purchase Agreement") with National Bank of Canada ("National Bank") under which National Bank purchased 6,864 ounces of gold and 345,549 ounces of silver from the Company for delivery to National Bank by September 30, 2025 or earlier, upon an infusion of capital in line with the recapitalization plan. The proceeds of this new prepay arrangement were used to satisfy the outstanding gold and silver deliveries due to Orion under its respective Gold Prepay Agreement and Silver Purchase Agreement. The New Gold Prepay and Silver Purchase Agreement was funded on April 1, 2025 for total proceeds of $31.0 million. On May 16, 2025, the Company repaid the full outstanding balance under the New Gold Prepay and Silver Purchase Agreement, consisting of principal of $31.0 million and financing expense of $1.3 million as shown in Other debt above.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

(vi)Contractual maturities
The following table summarizes the Company's contractual maturities and the timing of cash flows as at December 31, 2025. The amounts presented are based on the undiscounted contractual cash flows and may not agree with the carrying amounts on the Financial Statements.

	Within 1 year	1-2 years	2-5 years	Thereafter	Total
Convertible Loans (i)	$72,046	$—	$—	$—	$72,046
Convertible Debentures (i)	—	89,393	—	—	89,393
Gold Prepay (ii)	10,120	—	—	—	10,120
Silver Purchase Agreement (ii) (iii)	4,188		—	—	4,188
Total	$86,354	$89,393	$—	$—	$175,747
(i) Undiscounted principal and interest payments due at maturity. Outstanding amounts under the Convertible Loans and Convertible Debentures can be converted into common shares of the Company at any time prior to maturity at the option of the applicable respective lender, or under certain conditions at the election of the Company (Notes 6, (ii), and (iii)).

(ii) Cash flows under the Gold Prepay and Silver Purchase Agreement, presented on an undiscounted basis, are calculated based on contractual deliveries at forward gold and silver prices as of December 31, 2025.

(iii)    Represents Annual Minimum Delivery Amount in respect of 2025 calendar year.

7.RECLAMATION LIABILITIES

The Company's reclamation liabilities results from mining activities and previously mined property interests. The obligation consists primarily of costs associated with mine reclamation and closure activities. Accretion expense related to reclamation liabilities is recorded in property maintenance. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates. In calculating the best estimate of the Company's obligation on a net present value basis, management used credit adjusted risk-free interest rates ranging from 6.5% to 9.8%. A reconciliation is provided below:

	December 31, 2025	December 31, 2024
Opening balance	$56,616	$49,765
Change in estimate	166	4,235
Reclamation expenditures	(217)	(455)
Accretion expense	3,946	3,071
Closing balance	60,511	56,616
Less current portion	1,595	906
Long-term portion	$58,916	$55,710

The following table summarizes the Company's contractual maturities and the timing of cash flows as at December 31, 2025. The amounts presented are based on the undiscounted contractual cash flows and may not agree with the carrying amounts on the Financial Statements.

	Within 1 year	2-5 years	Thereafter	Total
Reclamation liabilities	1,341	$3,809	$125,726	$130,876

Surety bonds related to the Company's reclamation liabilities are described in Note 18.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

8.OTHER LIABILITIES

	December 31, 2025	December 31, 2024
Warrant liability (i)	$24,117	$4,623
Share-based payment liability (ii)	6,959	790
Orion - Conversion and change of controls rights (iii)	1,358	336
Sprott - Conversion and change of controls rights (iii)	—	33
Gold Prepay Agreement embedded derivative (iv)	9,278	9,665
Silver Purchase Agreement embedded derivative (v)	20,380	7,999
Lease liability	4,735	685
Total other liabilities	66,827	24,131
Less current portion	18,373	8,882
Long-term portion	$48,454	$15,249

(i)Warrant liability

	Issue date	Expiry date	Exercise price (C$)	Number of warrants	December 31, 2025	December 31, 2024
Brokered placement	5/1/2024	5/1/2028	2.15	34,849,025	$18,052	$3,875
Orion warrants	9/20/2023	9/20/2026	3.17	3,750,000	417	290
Orion warrants	1/24/2024	1/24/2028	2.72	500,000	361	63
Orion warrants	1/15/2025	1/15/2029	1.01	5,000,000	5,287	—
Orion warrants	12/13/2021	12/13/2025	3.28	5,500,000	—	336
Paycore warrants	5/5/2023	5/2/2025	4.02	3,330,657	—	55
Paycore warrants	5/5/2023	2/9/2025	2.40	255,567	—	4
Total warrant liability					$24,117	$4,623

The warrants are considered derivatives because their exercise price is in C$ whereas the Company’s functional currency is in USD. Accordingly, the Company recognizes the warrants as liabilities at fair value with changes in fair value recorded in other income or other expense (Note 13). The current portion of the liability is 0.4 million at December 31, 2025 (December 31, 2024 - 0.4 million).

The fair value of the warrants, excluding warrants issued in connection with the May 2024 brokered placement, were calculated using the Black-Scholes option pricing model with the following assumptions:

	December 31, 2025	December 31, 2024
Risk-free rate	2.3% to 2.7%	2.9% to 3.1%
Warrant expected life	9 to 37 months	2 to 37 months
Expected volatility	64% to 104%	86% to 232%

Brokered Placement

On May 1, 2024, in connection with the bought deal public offering (the “Offering“) discussed in Note 9 of these Financial Statements, the Company issued 34.8 million common share warrants exercisable at C$2.15 per share with an exercise period of 48 months. The warrants commenced trading on the TSX on May 1, 2024, under the symbol "IAU.WT". The trading value was used to determine the fair value at inception and for subsequent periods. The initial fair value of the warrants recognized on inception was $8.9 million. The Company incurred $4.5 million in transaction costs in connection with the Offering, of which $4.1 million was allocated to shares issued and presented as a reduction to share capital and $0.5 million was allocated to the warrant liability and included in general and administrative expenses in the statement of loss.
Orion warrants

In connection with the Extension Agreement entered into during the first quarter of 2024, the Company issued 0.5 million common share warrants exercisable at C$2.72 per share with an exercise period of 48 months. The initial fair value of the warrants recognized on inception was $0.3 million.

On January 15, 2025, in connection with the amendments to the Orion Convertible Loan Agreement (Note 6), the Company issued 5.0 million common share warrants exercisable at C$1.01 per share with an exercise period of 48 months. The initial fair value of the warrants recognized on inception was $1.5 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

(ii)Share-based payment liability
The Company recognized a share-based payment liability in relation to RSUs. The current portion of the liability is $1.9 million at December 31, 2025 (December 31, 2024 - $0.2 million). During the year ended December 31, 2025, the Company reassessed the classification of its DSUs and determined that they no longer met the criteria for liability classification and have been reclassified as equity as further described in Note 9.

(iii)Conversion and change of control right
The Convertible Loans contain a change of control feature, a conversion feature, and a forced conversion feature that are considered embedded derivatives by the Company. The change of control feature and conversion feature are classified as derivative financial liabilities measured at fair value (Note 19). The forced conversion feature is not separated from the host contract as it is considered to be indexed to the Company's shares. During the year ended December 31, 2025, none of the features were exercised.

The Company recognizes the Convertible Loans embedded derivatives at fair value with any changes in fair value recorded in other income or other expense (Note 13). The current portion of the Orion Convertible Loan embedded derivative liability is $1.4 million at December 31, 2025 (December 31, 2024 - $0.3 million).

(iv)Gold Prepay Agreement embedded derivative

The financial liability represents the embedded derivative in relation to the fixed gold price included in the Gold Prepay Agreement (Note 6 and Note 19). The Company recognizes the embedded derivative at fair value with any changes in fair value recorded in other income or other expense (Note 13). As of December 31, 2025, the current portion of the Gold Prepay Agreement embedded derivative liability was $9.3 million (December 31, 2024 - $7.4 million).

(v)Silver Purchase Agreement embedded derivative

The financial liability represents the embedded derivative in relation to the silver price included in the Silver Purchase Agreement (Note 6 and Note 19). The Company recognizes the embedded derivative at fair value with any changes in fair value recorded in other income or other expense (Note 13). As of December 31, 2025, the current portion of the Silver Purchase Agreement embedded derivative liability was $2.7 million (December 31, 2024 - $0.8 million).

(vi)Lease liability

Lease liabilities relate primarily to equipment and office rentals. The weighted average remaining lease life is two years and the weighted average discount rate is 8.44%. Undiscounted remaining payments are $3.3 million for 2026, $2.4 million for 2027-2030 and $0.1 million thereafter.

(vii)Deferred revenue

On April 29, 2025, the Company finalized an amended and restated master purchase and sale agreement with Auramet International, Inc. with a term of 18 months, which serves as a working capital facility (the "Auramet Agreement"). Under the Auramet Agreement, the Company may receive up to $12.0 million in prepayments for gold contained in mineralized material. During the year ended December 31, 2025, the Company delivered 6,100 ounces of gold, under the agreement, with total revenue of $20.4 million. As of December 31, 2025, no amounts were outstanding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

9.COMMON SHARES

(a)Issued share capital:

	Note	Number of shares	Amount
Balance as at December 31, 2023		298,502,334	$489,270
Private placement	(iv)	13,064,204	17,056
ATM program	(iii)	22,408,343	21,766
Contingent payments	(v)	2,727,336	3,564
Brokered placement	(vi)	69,698,050	70,104
Convertible loan	(vii)	2,127,839	2,463
Share-based compensation		1,258,850	2,282
Balance as at December 31, 2024		409,786,956	$606,505
Private placement	(i)	29,210,465	$15,935
ATM Program	(iii)	4,341,390	2,426
Private placement	(ii)	25,240,000	11,778
Brokered placement	(ii)	345,760,000	152,745
Share-based compensation		1,372,881	1,750
Exercise of warrants	(ii)	11,518,500	8,716
Balance as at December 31, 2025		827,230,192	$799,855

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

(ii)On May 16, 2025, the Company closed a bought deal public offering of 345.8 million units of the Company at a price of $0.50 per unit for aggregate gross proceeds of $172.9 million and net proceeds of $162.5 million. In addition to the bought deal public offering, the Company closed a private placement of 25.2 million units to certain directors, officers and other shareholders of the Company at a price of $0.50 per unit for aggregate gross proceeds of $12.6 million and net proceeds of $12.5 million. Each unit for both offerings is comprised of one common share and one-half of one common share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.70 until November 16, 2027. The total number of warrants issued were 185.5 million.

The Company has assessed the warrants to meet the requirements to be recorded as equity. The net proceeds from the bought deal offering and the private placement were allocated to the warrants in the amount of $10.5 million and $164.9 million allocated to share capital based upon the relative fair values of the shares and warrants issued.

During the year ended December 31, 2025, 11.5 million warrants were exercised at an exercise price of $0.70 per share, resulting in the issuance of common shares of the Company for cash proceeds of $8.1 million. Total warrants outstanding as at December 31, 2025 were 174.0 million.

(iii)The Company's at-the-market equity program ("ATM Program") was implemented pursuant to the terms of an equity distribution agreement dated August 12, 2024 (the "Equity Distribution Agreement"), among the Company, National Bank Financial Inc., and a syndicate of underwriters (collectively, the "Agents"). The ATM Program allowed i-80 Gold to offer and sell in Canada and the United States through the facilities of the TSX and the NYSE American such number of common shares of the Company as would have an aggregate offering price of up to $50 million. During the year ended December 31, 2025, the Company issued 4.3 million common shares under the ATM Program for total gross proceeds of $2.5 million (year ended December 31, 2024 - 22.4 million common shares for total gross proceeds of $22.6 million). The ATM Program expired on March 31, 2025.

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

(vii)On October 31, 2024, The Company issued common shares in connection with Sprott's conversion under the Sprott Convertible Loan (Note 6).

(b)Share-based payments

The Company has a share incentive plan (the "Plan") which is restricted to directors, officers, key employees and consultants of the Company. Share incentive awards include stock options, RSUs, DSUs, and PSUs. The number of common shares issuable under the Plan is limited to 10% in the aggregate of the number of issued and outstanding common shares of the Company at the date of the grant of the award.

The following table summarizes share-based payment expense included in the statement of loss recorded in general and administrative expenses:

	Year ended December 31,
	2025	2024
Restricted share units	$7,034	$834
Deferred share units	2,019	(94)
Performance share units	518	—
Stock options	72	847
Total	$9,643	$1,587

(i)Stock options

Options issued under the Plan generally vest over three years and may be exercised during a period determined by the Company's Board of Directors which cannot exceed ten years. The exercise price of the stock options is equal to the fair market value of the shares on the date of grant. Stock options are accounted for as equity classified awards at fair value using a Black-Scholes option pricing model.

The continuity of stock options issued and outstanding are as follows:

	Options outstanding #	Weighted average price C$
Outstanding at December 31, 2023	11,059,245	2.39
Granted	941,316	1.74
Exercised	(1,012,100)	1.32
Expired	(368,873)	2.12
Forfeited	(66,468)	3.21
Outstanding at December 31, 2024	10,553,120	2.43
Exercised	(442,853)	1.64
Expired	(1,626,951)	1.73
Forfeited	(70,691)	2.69
Outstanding at December 31, 2025	8,412,625	2.61
The weighted average share price at the date of exercise for the year ended December 31, 2025 was C$2.06 (2024 - C$1.83).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

At December 31, 2025, the following options were outstanding, and outstanding and exercisable:

	Outstanding			Outstanding and Exercisable
Exercise price CAD	Options #	Weighted average exercise price C$	Weighted average remaining life in years	Options #	Weighted average exercise price C$	Weighted average remaining life in years
$0.59 - $2.07	1,442,956	$1.62	2.09	1,312,866	$1.61	1.98
$2.08 - $2.64	2,630,306	$2.55	1.28	2,630,306	$2.55	1.28
$2.65 - $3.17	2,168,550	$2.68	0.41	2,168,550	$2.68	0.41
$3.18 - $3.67	2,170,813	$3.26	1.82	2,170,813	$3.26	1.82
	8,412,625	$2.61	1.33	8,282,535	$2.62	1.31
Total vested stock options at December 31, 2025 were 8,282,535 (December 31, 2024 - 9,874,935) with a weighted average exercise price of C$2.62 (December 31, 2024 - C$2.42). As of December 31, 2025, there were 130,090 unvested stock options (December 31, 2024 - 678,185).

(ii)Restricted Share Unit Plan

The Company grants its employees share units based on the value of the Company's share price at the date of grant. The awards vest in graded tranches over a three-year period or cliff vest at the end of three years. The RSUs are settled in cash or equity at the option of the Company. As the RSUs are expected to be settled in cash, RSUs are accounted for as liability classified awards.

The following table summarizes the continuity of the RSUs for the year ended December 31, 2025:

Number of shares
Outstanding at December 31, 2023	701,755
Granted	9,418,243
Settled	(1,093,866)
Forfeited	(195,577)
Outstanding at December 31, 2024	8,830,555
Granted	7,153,120
Settled	(807,965)
Forfeited	(1,173,317)
Outstanding at December 31, 2025	14,002,393

At December 31, 2025 a current liability of $1.9 million and a long-term liability of $5.0 million was outstanding and included in other liabilities (December 31, 2024 - $0.2 million and $0.2 million, respectively). For the year ended December 31, 2025, $7.0 million has been recorded as an expense and included in share-based payments (2024 - $0.8 million). The total fair value of the vested and unvested RSUs at December 31, 2025 was $20.4 million (December 31, 2024 - $4.3 million). At December 31, 2025, there was $11.6 million of unrecognized compensation costs related to the unvested RSUs expected to be recognized over a period of approximately 1.8 years.

For purposes of the vesting of the RSUs, the fair value of the liability was estimated using the share price on the valuation date and an expected weighted average forfeiture rate of 5%.

(iii)Deferred Share Unit Plan

The Company grants members of its Board share units based on the value of the Company's share price at the date of grant. Vesting periods range from immediate to three years. DSUs must be retained until the Director leaves the Board, at which time the awards are expected to be settled in shares at the option of the Company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

The following table summarizes the continuity of the DSUs for the year ended December 31, 2025:

Number of shares
Outstanding at December 31, 2023	342,465
Granted	661,561
Settled	(246,750)
Outstanding at December 31, 2024	757,276
Granted	1,719,863
Settled	(853,847)
Outstanding at December 31, 2025	1,623,292

As of December 31, 2024, DSUs were accounted for as liability classified awards. During the year ended December 31, 2025, the Company reassessed the classification of its DSUs. Based on the Company’s historical and expected settlement practices, which now demonstrate a consistent pattern of share settlement, the Company concluded that the DSUs no longer met the criteria for liability classification under ASC 718 and should be accounted for as equity classified awards. Upon reclassification, the Company transferred the previously recognized DSU liability of $2.0 million to additional paid‑in capital at its fair value as of the reclassification date.

(iv)Performance Share units

PSUs are granted to senior executives and vest after a performance period of three years. The PSUs have a performance multiplier from 0% to 200% of the number of units granted based on the Company's total shareholder return relative to the performance of an exchange traded fund. PSUs are accounted for as equity classified awards at fair value using a Monte-Carlo simulation. The weighted average grant date fair value of PSUs granted during the year ended December 31, 2025 was $0.71. For the year ended December 31, 2025, $0.5 million has been recorded as an expense and included in share-based payments.

At December 31, 2025, there was $1.9 million of unrecognized compensation costs related to the unvested PSUs expected to be recognized over a period of approximately 2.1 years.

The following table summarizes the continuity of the PSUs for the year ended December 31, 2025:

PSUs
Outstanding at December 31, 2024	—
Granted	3,980,376
Forfeited	(175,034)
Outstanding at December 31, 2025	3,805,342

10.BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted loss per share is based on the assumption that potential dilutive shares have been issued. The calculation of basic and diluted loss per share is as follows:

	Year ended December 31,
	2025	2024
Net loss	$(198,847)	$(121,533)

Basic and diluted weighted average shares outstanding	671,730,323	359,206,859

Basic and diluted loss per share	$(0.30)	$(0.34)

Convertible Debentures and Convertible Loans of 66,247,152, stock options of 8,412,625, PSUs of 7,960,752, DSUs of 1,623,292, and warrants of 218,080,525 (Note 8 (i), Note 9 (ii)) were excluded from the computation of diluted weighted average shares outstanding for the year ended December 31, 2025 (2024 - 49,352,948, 10,553,120, nil, nil and 48,185,249, respectively) as their effect would be anti-dilutive.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

11.SUPPLEMENTAL CASH FLOW INFORMATION

(i) The following table summarizes the changes in operating assets and liabilities:

	Year ended December 31,
	2025	2024
Receivables	$1,398	$1,077
Prepaids and deposits	(2,221)	1,210
Inventory	(13,676)	(3,622)
Accounts payable and accrued liabilities	9,341	(752)
Net change in operating assets and liabilities	$(5,158)	$(2,087)

(ii) The following table summarizes non-cash items included in other expense:

	Year ended December 31,
	2025	2024
(Loss) gain on fair value measurement of warrant liability	$(17,959)	$8,981
(Loss) gain on fair value measurement of Convertible Loans	(989)	11,799
Loss on Gold Prepay Agreement and embedded derivative	(16,158)	(11,964)
Loss on Silver Purchase Agreement and embedded derivative	(14,575)	(9,897)
Other	(2,094)	128
Non-cash items included in other expense	$(51,775)	$(953)

(iii) Other cash flow information:

	Year ended December 31,
	2025	2024
Non-cash investing and financing activities:
Capital expenditures, not yet paid	$3,609	$—
Shares issued in relation to Convertible Loan	$—	$2,463
Shares issued in relation to Granite Creek contingent payments	$—	$3,564
Other cash flow information:
Interest paid	$1,593	$440

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

12.REVENUE

Revenue by product

	Year ended December 31,
	2025	2024
Gold and silver	$64,253	$32,754
Mineralized material	30,940	17,581
Total	$95,193	$50,335

Revenue by customer

At December 31, 2025, the Company had one customer that made up 95% of trade receivable (2024 - 96% of trade receivable). The Company is not economically dependent on a limited number of customers for the sale of its product because gold can be sold through numerous commodity market traders worldwide. During the year ended December 31, 2025 all revenues were in the United States (2024 - 3.6% of total revenue were in the United Kingdom).

The following table represents sales to individual customers representing greater than 10% of the Company's revenue:

		Year ended December 31,
Customer	Segment	2025	2024
Customer 1	Granite Creek, Ruby Hill, Lone Tree	$57,111	$24,444
Customer 2	Granite Creek	$30,940	$16,043
Customer 3	Ruby Hill	$2,658	$8,033

13.OTHER EXPENSE AND OTHER INCOME

	Year ended December 31,
	2025	2024
Loss on fair value measurement of warrant liability	$(17,959)	$—
Loss on Gold Prepay Agreement and embedded derivative	(16,158)	(11,965)
Loss on Silver Purchase Agreement and embedded derivative	(14,575)	(9,897)
Loss on fair value measurement of Convertible Loans	(989)	—
Other	(2,067)	(135)
Total other expense	$(51,748)	$(21,997)

	Year ended December 31,
	2025	2024
Interest income on cash equivalents	$2,963	$903
Interest income on restricted cash	1,435	1,709
Gain on foreign exchange	148	—
Gain on fair value measurement of warrant liability	—	8,981
Gain on fair value measurement of Convertible Loans	—	11,799
Other	—	608
Total other income	$4,546	$24,000

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

14.INTEREST EXPENSE

	Year ended December 31,
	2025	2024
Interest accretion on Convertible Loans	$11,106	$11,091
Interest accretion on Convertible Debentures	6,328	5,841
Interest accretion on Gold Prepay Agreement	6,030	11,052
Interest accretion on Silver Purchase Agreement	4,025	3,125
Amortization of finance costs	1,380	1,386
Interest accretion on long-term debt	727	—
Finance expense	516	—
Other interest expense	443	456
Total interest expense	$30,555	$32,951
15.SEGMENTED INFORMATION

The Company currently has four principal assets which represent the Company's reportable and operating segments. All operating segments are located in Nevada, United States. Results of the operating segments are reviewed by the Company's chief operating decision maker ("CODM") to make decisions about resources to be allocated to the segments and to assess their performance. The Company's CODM is the chief executive officer. The CODM uses adjusted loss from operations to evaluate each operation's financial performance. The Corporate and other segment relates to the corporate administration function and includes other non-pre-development properties in total assets. Inter-segment expenses and expense recoveries are not eliminated and shown in the respective segment. The results from operations for these reportable segments are summarized in the following tables:

Year ended December 31, 2025	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Revenue	$73,575	$7,189	$14,429	$—	$—	$95,193
Costs applicable to sales[1]	(67,752)	(5,905)	(3,444)	—	—
Pre-development, evaluation and exploration	(38,026)	(18,406)	(47)	(9,438)	(154)
Property maintenance	(540)	(2,953)	(9,258)	(781)	(666)
Adjusted (loss) income from operations	(32,743)	(20,075)	1,680	(10,219)	(820)	(62,177)
Unallocated expenses:
Depletion, depreciation and amortization						(1,726)
Royalties						(4,860)
General and administrative						(29,370)
Write-down of property, plant and equipment						(26,246)
Loss from operations						$(124,379)

Year ended December 31, 2024	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Revenue	$25,392	$8,409	$16,534	$—	$—	$50,335
Costs applicable to sales[1]	(48,016)	(7,474)	(6,320)	—	—
Pre-development, evaluation and exploration	(24,428)	(1,796)	7	(11,985)	(228)
Property maintenance	(756)	(2,062)	(9,742)	(925)	(676)
Adjusted loss from operations	(47,808)	(2,923)	479	(12,910)	(904)	(64,066)
Unallocated expenses:
Depletion, depreciation and amortization						(1,489)
Royalties						(2,759)
General and administrative						(20,773)
Loss from operations						$(89,087)
____________________________
1 Cost of sales excluding depletion, depreciation, amortization, and royalties.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

As at December 31, 2025	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Capital expenditures	$5,045	$2,314	$7,927	$—	$—	$15,286
Total assets	$126,806	$120,809	$240,986	$53,307	$161,512	$703,420

As at December 31, 2024	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Capital expenditures	$1,138	$407	$762	$—	$—	$2,307
Total assets	$115,414	$117,277	$259,689	$53,412	$109,837	$655,629

16.INCOME TAXES

(a)The components of the consolidated income tax (recovery) expense are as follows:

	Year ended December 31,
	2025	2024
United States	$—	$—
Canada	—	—
Current tax expense	—	—

United States	$(3,289)	$1,498
Canada	—	—
Deferred tax (recovery) expense	(3,289)	1,498

Total income tax (recovery) expense	$(3,289)	$1,498

The components of loss before income taxes are as follows:

	Year ended December 31,
	2025	2024
United States	$(116,023)	$(72,833)
Canada	(86,113)	(47,202)
Loss before income taxes	$(202,136)	$(120,035)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

(b)The income tax (recovery) expense for the year can be reconciled to the net loss as follows:

	December 31,		December 31,
	2025		2024
Net loss before income tax (recovery) expense	$(202,136)		$(120,035)
Canadian Federal statutory tax rate (i)	(50,534)	25%	(30,009)	25%

State and Local Income Taxes, Net of Federal Income Tax Effect (ii)	(4,043)	2%	(944)	1%
Increase (decrease) due to foreign tax effect - United States:
Statutory tax rate difference between United States and Canada (iii)	6,961	(3)%	2,913	(2)%
Changes in Valuation Allowance (v)	21,361	(11)%	19,879	(17)%
Other	(285)	—%	(3,085)	3%

Increase (decrease) resulting from Canadian reconciling items:
Non-taxable or Non-deductible Items
Warrant Liability	4,849	(2)%	(2,245)	2%
Share issuance cost	(2,781)	1%	(1,543)	1%
Other	—	—%	3,850	(3)%
Foreign exchange differences	(1,276)	1%	1,373	(1)%
Prior year's adjustments relating to tax provision and tax return	(815)	—%	3,356	(3)%
Changes in Valuation Allowance (v)	23,304	(12)%	8,208	(7)%
Other	(30)	—%	(255)	—%
Income tax (recovery) expense	$(3,289)	2%	$1,498	(1)%
(i)The Company applies the federal tax rate of 25%, which is the federal statutory rate of Canada, net of the general rate reduction.
(ii)The jurisdiction that makes up majority of the tax effect is the province of British Columbia.
(iii)Included tax rate differential of 6% among the applicable jurisdictions, which resulted in $7.0 million of income tax effect on $116.0 million net loss before tax in the United States.
(iv)Net income tax payments are nil for Federal and Province of British Columbia, Canada; nil for Federal and nil for State Tax and Net Profit Tax in Nevada, United States.
(v)For changes in valuation allowances, refer to part (e).
(vi)On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the U.S. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company determined that the OBBBA did not have a material impact on its Financial Statements.

(c)Deferred tax assets and liabilities have been offset where they relate to income taxes levied by the same taxation authority and the Company has the legal right and intent to offset.

Movement in net deferred tax liabilities:

	December 31, 2025	December 31, 2024
Balance at the beginning of year	$16,401	$14,903
Recognized in loss	(3,289)	1,498
Balance at the end of the year	$13,112	$16,401

The Company recognizes deferred taxes by taking into account the effects of local enacted tax legislation. The main factors that the Company considers are historic and expected future taxable income, tax planning that can be implemented to realize the tax assets, and the nature, amount and timing and reversal of taxable temporary differences. The Company reviews the measurement of its deferred tax assets at each reporting period. As at December 31, 2025, in order to fully realize all of the deferred income tax assets, majority of which are in respect of net operating losses, the Company will need to generate sufficient future taxable income over the periods in which the deferred tax assets are deductible, and based on the level of historic taxable income, and the reversal of taxable temporary differences, management believes it is more likely than not that some portion or all of such assets will not be realized.

Future income is impacted by changes in market gold and silver prices as well as forecasted future costs and expenses to produce gold and silver reserves. In addition, the quantities of proven and probable gold and silver reserves, market interest rates and foreign currency exchange rates also impact future levels of taxable income. Any change in any of these factors will result in an adjustment to the recognition of deferred tax assets to reflect the Company's latest assessment of the amount of deferred tax assets that is probable will be realized.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

The following is the analysis of deferred tax assets (liabilities) presented in the Consolidated Balance Sheets:

	December 31, 2025	December 31, 2024
Deferred tax assets
Non-capital loss	$94,468	$70,097
Intercompany interest payable	9,381	7,047
Silver Purchase Agreement	5,069	6,365
Silver Purchase Agreement embedded derivative	5,503	1,237
Gold Prepay Agreement	2,208	8,562
Gold Prepay Agreement embedded derivative	2,505	2,610
Asset retirement obligation	12,707	11,621
Other	11,878	6,656
Gross deferred tax asset	$143,719	$114,195
Valuation allowance	(117,356)	(75,328)

Total deferred tax assets net of valuation allowance	$26,363	$38,867

Deferred tax liabilities
Property, plant and equipment, net	$(35,006)	$(40,819)
Other	(4,469)	(14,449)
Total deferred tax liabilities	(39,475)	(55,268)

Net deferred tax liabilities	$(13,112)	$(16,401)

(d)Tax attribute carryforwards by jurisdiction

U.S. operating losses of $295.1 million do not expire and $12.9 million expire between 2033 and 2035. Canadian operating losses of $110.3 million expire between 2041 and 2045.

(e)Valuation allowance

	December 31, 2025	December 31, 2024
Balance at the beginning of year	$75,328	$46,982
Decreases in balances related to prior year tax positions	(519)	—
Increases in balances related to current year tax positions	43,470	31,089
Decreases in balances related to current year tax positions	(923)	(2,743)
Balance at the end of the year	$117,356	$75,328

The valuation allowance for U.S deferred tax assets is $67.3 million (2024 - $45.9 million) and for Canada is $50.1 million (2024 - $29.4 million). As at December 31, 2025, the total amount of gross valuation allowance was $117.4 million (2024 - $75.3 million). The major driver of the increase in the balance is the current year operating losses.

The utilization of U.S. net operating loss carryforwards, tax credit carryforwards, and recognized built-in losses may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code and state tax laws, including Section 382 of the Internal Revenue Code of 1986, as amended. If the Company experiences an ownership change, an annual limitation would be imposed on certain of the Company’s tax attributes, including net operating losses and certain other losses, credits, deductions or tax basis. The Company does not expect any of its U.S. tax attributes to expire unused as a result of the Section 382 annual limitations. However, the annual limitations may impact the timeframe over which the net operating loss carryforwards can be used, potentially impacting cash tax liabilities in a future period.

The Company or its subsidiaries file income tax returns in the United States and Canada. These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations. United States: 2022 to 2025, Canada: 2020 to 2025.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

17.RELATED PARTY TRANSACTIONS

The Company had the following transactions with its related parties as of December 31, 2024. During the year ended December 31, 2025, these entities no longer met the definition of related parties.

Related party debt

(i)The Company has Convertible Loans with both Orion and Sprott (Note 6). Interest accretion related to the loans is recorded in interest expense (Note 14).

(ii)The Company has a Gold Prepay Agreement and Silver Purchase Agreement with Orion (Note 6).

Other liabilities

(i)The Company has issued warrants and has entered into an offtake agreement with Orion (Note 8) (Note 18).

18.COMMITMENTS AND CONTINGENCIES

Surety bonds

At December 31, 2025, the Company has outstanding surety bonds in the amount of $137.7 million (December 31, 2024 - $132.8 million) in favor of either the United States Department of the Interior, Bureau of Land Management ("BLM"), or the State of Nevada, Department of Conservation & Natural Resources as financial support for environmental reclamation and exploration permitting. This includes surety bonds that primarily relate to the Lone Tree property and the Ruby Hill property. The surety bonds are secured by restricted cash. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As specific requirements are met, the BLM and State of Nevada as beneficiary of the instruments, will return the instruments to the issuing entity. As these instruments are associated with operating sites with long-lived assets, they will remain outstanding until closure.

Royalties

The Company pays Net Smelter Return ("NSR") royalties on its Granite Creek property at a rate of 1-5% and on its Ruby Hill property at a rate of 3% on revenues. In addition, Granite Creek has a 10% Net Profit Interest ("NPI") royalty calculated on a profit calculation with certain deductions. As at December 31, 2025, these royalties are recorded in cost of gold sold in the amount of $4.9 million (December 31, 2024 - $2.8 million). The Company has other royalties committed on deposits that are not currently producing.

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

Offtake Agreement

In April 2021, the Company entered into an offtake agreement with Orion. In December 2021, the offtake agreement was amended and restated (as amended, the "Offtake Agreement") whereby the Company will sell up to an aggregate of 40,000 ounces in any calendar year after 2023 until December 31, 2028. The final purchase price will be a market referenced gold price in US dollars per ounce during a defined quotational period. In the event that the Company does not produce the annual gold quantity in any given year, the obligation is limited to those ounces actually produced. The Offtake Agreement is currently owned by Vox Royalty Corp.

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

19.FINANCIAL INSTRUMENTS

The Company examines the various financial risks to which it is exposed and assesses the impact and likelihood of occurrence. These risks may include credit risk, liquidity risk, currency risk, interest rate risk and other risks. Where material, these risks are reviewed and monitored by the Board.

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

The following table presents financial instruments measured at fair value on a recurring basis within the fair value hierarchy for level 1 and 2 financial instruments:

		December 31, 2025		December 31, 2024
	Level	Carrying amount	Fair value	Carrying amount	Fair value
Warrant liability - brokered placement	1	$18,052	$18,052	$3,875	$3,875
Warrant liability - other	2	$6,065	$6,065	$748	$748
Share based payments	2	$6,959	$6,959	$790	$790
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

Share-based payment and warrant liabilities

The share-based payment and warrant liabilities are classified within level 2 of the fair value hierarchy and are fair valued using a valuation model that incorporates such factors as the Company’s share price volatility, risk-free rates and expiry dates including management's assumptions on forfeiture rates.

The warrants issued in connection with the 2024 brokered placement are classified within level 1 of the fair value hierarchy as the warrants are listed on the TSX and or the NYSE American and therefore a quoted market price is available.

(i)Fair value measurements using significant unobservable inputs (level 3):
The following table presents the changes in level 3 items:

	Convertible Loans
	Orion conversion and change of control rights	Sprott conversion and change of control rights	Silver Purchase Agreement - silver price derivative	Gold Prepay - gold price derivative	Contingent consideration
Balance as at January 1, 2024	$(9,028)	$(1,459)	$1,898	$(1,676)	$(4,898)
Repayment	—	—	—	—	5,000
Fair value adjustments	8,692	1,426	(9,897)	(7,989)	(102)
Balance as at December 31, 2024	$(336)	$(33)	$(7,999)	$(9,665)	$—
Fair value adjustments	(1,022)	33	(12,381)	387	—
Balance as at December 31, 2025	$(1,358)	$—	$(20,380)	$(9,278)	$—

The Company's derivative instruments are described in the level 1, 2 and 3 tables in this note.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)

The Company calculates fair values based on the following methods of valuation and assumptions for level 3 financial instruments as follows:

Convertible Loans

The Convertible Loans contain conversion and change of control rights that are separately measured at fair each reporting period (level 3). In determining the fair value at each reporting period, management judgment is required in respect to input variables of the financial model used for estimation purposes. These variables include such inputs as management's estimate of the probability and date of a change of control event, the Company's share price, share price variability, credit spreads, and interest rates. Gains and losses were recorded in other income and other expense in the Consolidated Statement of Operations.

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

Silver Purchase Agreement

The Silver Purchase Agreement is recognized as a financial liability at amortized cost and it contains two embedded derivatives; one in relation to the embedded silver price within the agreement and the other in relation to the gold substitution option whereby i-80 Gold can choose to deliver gold instead of silver at a ratio of 75:1, both are measured at fair value each reporting period (level 3). In determining the fair value of the embedded derivatives at each reporting period, management judgment is required in respect to input variables of the financial model used for estimation purposes. These variables include such inputs as metal prices, metal price volatility, risk-free borrowing rates and the Company's production profile. As of December 31, 2025, the Company prospectively began using consensus prices along with forward prices in its price forecasts to better represent the fair value measurement estimate. Gains and losses were recorded in other income and other expense in the Consolidated Statement of Operations.

20.SUBSEQUENT EVENTS
Subsequent to the period, the Company secured the following commitments:

Franco-Nevada Royalty

On February 12, 2026, the Company announced that it entered into a commitment letter with Franco-Nevada for $250 million in financing in exchange for a 1.5% LOM net smelter return royalty, stepping up to a 3.0% LOM net smelter return royalty on January 1, 2031 (the “Royalty Financing”). The Royalty Financing is subject to customary closing conditions and is anticipated to be completed on or about March 17, 2026. The royalty payable to Franco-Nevada pursuant to the Royalty Financing would apply to production from all mineral properties in the portfolio, including Granite Creek, Cove, the Ruby Hill Complex and Lone Tree.

Upon closing of the Financing Package, $225 million of the Royalty Financing will be made available to the Company, of which $25 million is required to be allocated to the advancement of technical and permitting work for Mineral Point in 2026. An additional $25 million of the Royalty Financing is also expected to be made available to further advance Mineral Point, following the expenditure of the initial disbursement toward the project. In total, the Financing Package allows the Company to allocate $50 million to advance exploration, technical work and permitting activities at Mineral Point.

Gold Prepayment Facility

On February 12, 2026, the Company announced it had secured commitments for a Gold Prepayment facility with National Bank and Macquarie, for an initial advance of $150 million at closing, with a $100 million accordion feature. Upon closing, the Company will have access to $150 million, with the obligation to deliver 39,978 ounces of gold over a 30-month period beginning in January 2028. The accordion feature provides access to an additional $100 million for a 24-month period upon closing of the Facility, subject to customary conditions and lender approval. Once the Company executes the accordion feature the number of additional gold ounces to be delivered will be determined. Closing of the Facility is subject to customary closing conditions, including but not limited to, inter-creditor arrangements and is anticipated to be completed by the end of the first quarter of 2026. Under the terms of the Gold Prepayment the drawdown would require a fully funded base case model following the completion of the recapitalization plan.

Convertible Debentures

On February 11, 2026, the Company confirmed the mailing of a conditional mandatory redemption notice to all holders of the Convertible Debentures which are expected to be redeemed on March 16, 2026 subject to completion of the anticipated net smelter royalty financing.

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

The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to be sure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective and operating at a reasonable assurance level as of December 31, 2025.

Disclosure Controls and Procedures

The CEO and the CFO have designed disclosure controls and procedures or have caused them to be designed under their supervision, in order to provide reasonable assurance that (i) material information relating to the Company has been made known to them; and (ii) information required to be disclosed in the Company’s filings is recorded, processed, summarized and reported within the time periods specified in securities legislation. There were no changes made to i-80 Gold’s disclosure controls and procedures in the year ended December 31, 2025. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at December 31, 2025.

Internal Control over Financial Reporting

The CEO and the CFO have also designed internal controls over financial reporting (“ICFR”) or have caused them to be designed under their supervision, in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (COSO 2013). Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. There have been no significant changes in our internal controls during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, i-80 Gold’s internal control over financial reporting. Based on this assessment management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2025.

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
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or regulation S-K.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

While the Company has not adopted a formal related party transaction policy, the Corporate Governance and Nominating Committee of the Board is responsible for considering, or presenting to the Board for consideration, any material transaction involving the Company and any “related party” (as defined in applicable laws). The Corporate Governance and Nominating Committee is also responsible for monitoring any related party transactions and reporting to the Board on a regular basis regarding the status of any related party transaction.

Transactions with Related Persons

Except as set out below, since December 31, 2023, there have been none and there are no currently proposed transactions in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of the following persons (had or will have a direct or indirect material interest:
•any executive officer, director, or nominee for election as director of the Company;
•any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding Common Shares
•any promoters and control persons; and any member of the immediate family (including any child, parent, sibling, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law, and stepchildren and stepparents, and any person sharing the household of such person (other than a tenant or an employee)) of any of the foregoing persons.

Transactions with Related Persons

•Orion or its affiliates is the holder of more than 5% of the Company’s outstanding Common Shares and is party to agreements with the Company.

◦In 2024, the Company entered into a series of agreements relating to its A&R Gold Prepay agreement, dated September 20, 2023, and Silver Purchase Agreement, dated December 13, 2021, with an affiliate of Orion. For more information, see Notes 6(iv) and 6(v), respectively, of the Financial Statements for the year ended December 31, 2025, which are incorporated by reference herein.

◦In January 2025, the Company issued to Orion 5.0 million common share purchase warrants, each with an exercise price of C$1.01. For more information, see Note 6(i) of the Financial Statements for the year ended December 31, 2025, which is incorporated by reference herein.

◦In February 2025, the Company and Orion entered into an offtake agreement. For more information, see Note 18 of the Financial Statements for the year ended December 31, 2025, which is incorporated by reference herein.

◦On February 11, 2026, Orion consented to the Company’s anticipated financing transactions of a royalty sale for $250 million and a gold pre-payment facility for up to $250 million, and the Company agree to repay and terminate Orion’s Gold Prepay Agreement and convertible credit agreement for an aggregate of $75 million.

•On February 9, 2024, the Company issued 1.6 million Common Shares to Waterton Global Resource Management Inc., a holder of more than 5% of the Company’s outstanding Common Shares at the time, for total gross proceeds of $2.1 million as partial consideration of the contingent value rights payment related to Granite Creek. For more information, see Note 9(a)(v) of the Financial Statements for the year ended December 31, 2025, which is incorporated by reference herein.

•Ewan Downie (former director and Chief Executive Officer) purchased C$198,000 of Common Shares in the February 2024 private placement. For more information, see Note 9(a)(iv) of the Financial Statements for the year ended December 31, 2025, which is incorporated by reference herein.

•On October 31, 2024, the Company issued 2.1 million Common Shares to Sprott Asset Management USA, Inc., a holder of more than 5% of the Company’s outstanding Common Shares, in connection with the conversion of $3.6 million in principal and $0.9 million in interest under the Sprott Convertible Loan. For more information, see Note 6(ii) of the Financial Statements for the year ended December 31, 2025, which is incorporated by reference herein.

•Daniel Kaufman (holder more than 5% of the Company’s outstanding Common Shares) and Orion purchased C$3,960,000 of Common Shares and C$1,447,820 of Common Shares, respectively, in the Company’s January 2025 prospectus offering of Common Shares. For more information, see Note 9(a)(i) of the Financial Statements for the year ended December 31, 2025, which is incorporated by reference herein.

•Richard Young (Chief Executive Officer and Director) purchased C$500,000 of Common Shares in the Company’s February 2025 private placement of Common Shares. For more information, see Note 9(a)(i) of the Financial Statements for the year ended December 31, 2025, which is incorporated by reference herein.

•Richard Young (Chief Executive Officer and Director) purchased $647,500 of units in the Company’s May 2025 private placement. In addition, Dan Kaufman (holder more than 5% of the Company’s outstanding Common Shares) purchased $10,000,000 of units in the May 2025 private placement. For more information, see Note 9(a)(ii) of the Financial Statements for the year ended December 31, 2025, which is incorporated by reference herein.

Director Independence

The Company currently has nine directors, all of whom, except Mr. Richard Young, are considered independent for the purposes of National Instrument 58-101 – Disclosure of Corporate Governance Practices (“NI 58-101”) , the applicable standards of the NYSE American and the rules of the SEC.

The Company’s Board of Directors also determined that all Audit Committee members and all Compensation Committee members satisfy the independence and other qualification standards for such committees established by the SEC and the applicable standards of the NYSE American, as applicable. In making such determinations, the Company’s Board of Directors considered the relationships that each such non-employee director has with the Company and all other facts and circumstances the Company’s Board of Directors deemed relevant in determining independence.
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

4.4	Form of Warrant Indenture (incorporated by reference to Exhibit 4.1 to Form 8-K filed May 16, 2025)
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

10.17*#
Executive Employment Agreement, dated November 12, 2024, by and among David Savarie and i-80 Gold Corp. (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.18*#
Executive Employment Agreement, dated April 8, 2021, by and among Ryan Snow and i-80 Gold Corp. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.19*#
Executive Employment Agreement, dated April 8, 2021, by and among Matthew Gili and i-80 Gold Corp. (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)

10.20*#
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

10.22*#	Employment Agreement dated as of April 24, 2025, between Paul Chawrun and i-80 Gold Corp. (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 25, 2025)
10.23	Underwriting Agreement dated as of May 13, 2025 (incorporated by reference to Exhibit 1.1 to Form 8-K filed May 16, 2025)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2025)
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
23.7
Qualified Person Consent Forte Dynamics, Inc. for report titled “S-K 1300 Technical Report Summary, Initial Assessment for the Ruby Hill Complex, Eureka County, Nevada effective December 31, 2024” dated March 27, 2025

23.8
Qualified Person Consent Practical Mining LLC for report titled “S-K 1300 Technical Report Summary, Initial Assessment for the Ruby Hill Complex, Eureka County, Nevada effective December 31, 2024” dated March 27, 2025

23.9
Qualified Person Consent T.R. Raponi Consulting Ltd. for report titled “S-K 1300 Technical Report Summary, Initial Assessment for the Ruby Hill Complex, Eureka County, Nevada effective December 31, 2024” dated March 27, 2025

23.10
Qualified Person Consent Montgomery & Associates for report titled “S-K1300 Technical Report Summary, Initial Assessment for the Cove Project, Lander County, Nevada” effective December 31, 2024, dated March 26, 2025

23.11	Qualified Person Consent Paul Gates, PE for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Lone Tree Deposit, Nevada” effective December 31, 2024, dated February 24, 2025
23.12	Qualified Person Consent Brian Arthur, RM-SME for report titled “S-K 1300 Initial Assessment & Technical Report Summary, Lone Tree Deposit, Nevada” effective December 31, 2024, dated February 24, 2025
23.13	Consent of Aaron Amoroso
23.14	Consent of Grant Thornton LLP
24.1	Power of Attorney (included on signature page)
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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure for the Year Ended December 31, 2025
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
*Management contract or compensatory plan or arrangement

# Certain exhibits and schedules or portions thereof are omitted pursuant to Item 601(a)(6) of Regulation S-K. The Company agrees to provide on a supplemental basis a copy of any omitted schedule, exhibit or portion thereof to the U.S. Securities and Exchange Commission or its staff upon request

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2026

i-80 Gold Corp

	By:	/s/ Richard Young
	Name:	Richard Young
	Title:	President & Chief Executive Officer
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

Name	Position	Date

/s/ Richard Young	President, Chief Executive Officer & Director	February 19, 2026
Richard Young	(Principal Executive Officer)

/s/ Ryan Snow	Chief Financial Officer	February 19, 2026
Ryan Snow	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ron Clayton	Chairman of the Board of Directors	February 19, 2026
Ron Clayton

/s/ Michael Jalonen	Director	February 19, 2026
Michael Jalonen

/s/ John Begeman	Director	February 19, 2026
John Begeman

/s/ John Seaman	Director	February 19, 2026
John Seaman

/s/ Arthur Einav	Director	February 19, 2026
Arthur Einav

/s/ Steven Yopps	Director	February 19, 2026
Steven Yopps

/s/ Cassandra Joseph	Director	February 19, 2026
Cassandra Joseph

/s/ Ronald Butler Jr.	Director	February 19, 2026
Ronald Butler Jr.