Form 10-Q
period 2026-03-31
i-80 Gold Corp.
filed 2026-05-12
CIK 1853962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____ to ____
Commission File Number: 001-41382
I-80 GOLD CORP.
(Exact Name of Registrant as Specified in Its Charter)

British Columbia	98-1591259
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 York Street, Suite 1802 Toronto, Ontario Canada M5H 3S5	5190 Neil Road, Suite 460 Reno, Nevada USA 89502
(Address of Principal Executive Offices)

(775) 525-6450 (Registrant’s Telephone Number, Including Area Code) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	IAUX	NYSE American LLC
Warrants to Purchase Common Shares	IAUX WS	NYSE American LLC
Common Shares	IAU	The Toronto Stock Exchange
Warrants to Purchase Common shares	IAU.WT.U	The Toronto Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 12, 2026 the registrant had 862,051,146 common shares, no par value, outstanding.

FORWARD-LOOKING INFORMATION

Certain information set forth in this Quarterly Report Form 10-Q, including but not limited to management's assessment of the Company's future plans and operations; the anticipated timing of permitting the Lone Tree Plant, construction, refurbishment and commissioning; the anticipated benefits of the refurbished processing plant including to cash margins and recoveries, operating margins and free cash flow generation, and the transition from toll milling to owner-operated processing; the anticipated cost and payback period of the refurbishment plan; the perceived merit of projects or deposits; the impact, timing, and execution of the Company’s three-phase development plan including that the Company is fully funded to advance Phase 1 and Phase 2 and that Phase 1 and Phase 2 projects are expected to generate sufficient operating cash flow to fund Phase 3; the anticipated timing of permitting, production, project development or completion dates for feasibility studies, technical studies, and recapitalization plan; execution and timing of all asset advancements in the development plan; that ramp-up activities at Granite Creek will lead to steady state production; the Granite Creek dewatering campaign; the potential to utilize the autoclave infrastructure at the Lone Tree Plant to process mineralized material pending the outcome of the refurbishment; that Mineral Point will become the Company’s largest producing asset and is expected to provide the biggest step change in company-wide production; the successful permitting of each project; the ability to further de-risk the development pipeline; the timing, completion and results of the Company’s drill programs; the inclusion of drill results in future feasibility studies and the expected conversion of mineral resources to higher confidence categories or to mineral reserves; that any of the projects will reach commercial production; and the Company’s ability to achieve mid-tier producer status; outlook on gold output; the anticipated growth expenditures; the anticipated timing of permitting, production, project development or technical studies; the Company's 2026 production, operating pre-development, evaluation and exploration cost guidance; the anticipated timing for water treatment plant completion at Granite Creek; anticipated commissioning of the Lone Tree Plant by the end of 2027; the expected timing of first gold from upper Archimedes; the anticipated implementation of a hub-and-spoke regional mining and processing model; and the Company's expectation that it has sufficient liquidity to meet its obligations as they become due, constitutes forward looking statements (collectively, "forward-looking information") within the meaning of applicable Canadian and United States securities laws.

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

The Company's actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements and, accordingly, no assurance can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what benefits, if any, that the Company will derive therefrom. By their nature, forward looking statements are subject to numerous risks and uncertainties, some of which are beyond the Company’s control, including general economic and industry conditions, volatility of commodity prices, title risks and uncertainties, the ability to access sufficient capital from internal and external sources such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Additional risks include uncertainties related the refurbishment of the Lone Tree Plant, including cost overruns and construction delays; risks related to third-party toll milling arrangements and processing delays; uncertainties regarding water management and groundwater inflows at Granite Creek; risks related to the conversion of mineral resources and the results of feasibility studies. Please see “Risks Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for more information regarding risks regarding the Company which is available on EDGAR at www.sec.gov/edgar and SEDAR+ at www.sedarplus.ca. All forward-looking statements contained in this Quarterly Report Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q or as of the dates specified in such statements. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as required by applicable law.

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

I-80 GOLD CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
(Stated in thousands of United States Dollars, except for share data)
(Unaudited)

	Note	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents		$513,506	$63,240
Receivables, net		8,546	1,914
Inventory	3	25,438	29,254
Prepaids and deposits		4,223	5,642
Current portion of other assets	4	283	287
Total current assets		551,996	100,337
Non-current assets
Other assets	4	11,809	4,667
Restricted cash		42,325	42,023
Property, plant and equipment, net	5	570,120	556,393
Total non-current assets		624,254	603,083
Total assets		$1,176,250	$703,420

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities		$48,975	$41,480
Current portion of long-term debt	6	307	76,808
Current reclamation liabilities		1,585	1,595
Current portion of other liabilities	7	7,484	18,373
Total current liabilities		58,351	138,256
Non-current liabilities
Deferred tax liabilities		13,112	13,112
Long-term debt	6	437,526	97,909
Reclamation liabilities		59,924	58,916
Non-current portion of other liabilities	7	308,441	48,454
Total non-current liabilities		819,003	218,391
Total liabilities		877,354	356,647

COMMITMENTS AND CONTINGENCIES	18

EQUITY
Common shares, unlimited authorized shares with no par value, 853,481,397 and 827,230,192 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	8	831,239	799,855
Additional paid-in capital		29,923	30,583
Accumulated deficit		(562,266)	(483,665)
Total equity		298,896	346,773
Total liabilities and equity		$1,176,250	$703,420

See accompanying notes to the Condensed Consolidated Financial Statements

I-80 GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in thousands of United States Dollars, except for share data)
(Unaudited)

		Three months ended March 31,
	Note	2026	2025
Revenue	11	$52,390	$14,048
Cost of sales		(35,829)	(10,766)
Depletion, depreciation and amortization	5	(483)	(376)
Gross profit		16,078	2,906

Expenses
Pre-development, evaluation and exploration		25,699	9,545
General and administrative	8	7,632	4,990
Property maintenance		4,565	4,147
Loss from operations		(21,818)	(15,776)

Other income	12	8,909	511
Other expense	12	(51,188)	(17,736)
Interest expense	13	(6,184)	(8,204)
Loss on loan extinguishment	14	(7,110)	—
Loss before income taxes		(77,391)	(41,205)

Current tax expense	16	(1,210)	—
Net loss and comprehensive loss		$(78,601)	$(41,205)

Loss per share
Basic and diluted loss per share	9	$(0.09)	$(0.10)

Basic and diluted weighted average shares outstanding	9	837,103,078	431,341,371

See accompanying notes to the Condensed Consolidated Financial Statements

I-80 GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of United States Dollars)
(Unaudited)

		Three months ended March 31,
	Note	2026	2025
OPERATING ACTIVITIES
Net loss		$(78,601)	$(41,205)

Adjustments
Depletion, depreciation and amortization	5	950	743
Reclamation accretion expense		1,067	975
Share-based payments		2,520	692
Non-cash items included in other expense	10	32,970	17,564
Loss on loan extinguishment	14	7,110	—
Non-cash interest expense		5,932	8,204
Finance fee expense	12	6,226	—
Other		(73)	157
Net change in operating assets and liabilities	10	(23,181)	(9,831)
Cash used in operating activities		$(45,080)	$(22,701)

INVESTING ACTIVITIES
Capital expenditures on property, plant and equipment		(11,856)	(356)
Cash used in investing activities		$(11,856)	$(356)

FINANCING ACTIVITIES
Gross proceeds from 2026 Convertible Debentures	6	287,500	—
Gross proceeds from NSR Royalty	7	225,000	—
Gross proceeds from 2026 Gold Prepay	6	150,000	—
Principal repayment on 2023 Convertible Debentures	6	(67,600)	—
Principal repayment on Orion Convertible Loan	6	(49,347)	—
Principal repayment on Orion Gold Prepay	6	(22,398)	—
Proceeds from shares issued in equity offerings		—	18,618
Warrant and stock option exercises	8	10,201	8
Debt and other liability issuance costs		(24,634)	(294)
Other		(1,213)	(16)
Cash provided by financing activities		$507,509	$18,316

Change in cash, cash equivalents and restricted cash during the period		450,573	(4,741)
Cash, cash equivalents and restricted cash, beginning of period		105,263	59,290
Effect of exchange rate changes on cash held		(5)	(126)
Cash, cash equivalents and restricted cash, end of period		$555,831	$54,423

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents		513,506	13,475
Restricted cash and cash equivalents		42,325	40,948
Total cash, cash equivalents, and restricted cash		$555,831	$54,423
Supplemental cash flow information [Note 10]
See accompanying notes to the Condensed Consolidated Financial Statements

I-80 GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Stated in thousands of United States Dollars, except for share data)
(Unaudited)

		Share Capital		Additional Paid-In Capital	Accumulated Deficit
	Note	Shares	Amount			Total Equity
Balance as at December 31, 2024		409,786,956	$606,505	$18,977	$(284,818)	$340,664
Issued from financing activities	8	33,551,854	18,441	—	—	18,441
Share-based compensation	8	20,000	52	6	—	58
Net loss		—	—	—	(41,205)	(41,205)
Balance as at March 31, 2025		443,358,810	$624,998	$18,983	$(326,023)	$317,958

Balance as at December 31, 2025		827,230,192	$799,855	$30,583	$(483,665)	$346,773
Issued from financing activities	8	11,127,290	18,531	—	—	18,531
Issued on exercise of warrants	8	13,603,447	10,295	(771)	—	9,524
Share-based compensation	8	1,520,468	2,558	111	—	2,669
Net loss		—	—	—	(78,601)	(78,601)
Balance as at March 31, 2026		853,481,397	$831,239	$29,923	$(562,266)	$298,896
See accompanying notes to the Condensed Consolidated Financial Statements

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

1.THE COMPANY

i-80 Gold Corp ("i-80 Gold" or the "Company"), is a Nevada-focused, growth-oriented gold and silver mining company engaged in the exploration and extraction of gold and silver. The Company's principal assets include the Granite Creek property, Ruby Hill property, Cove property, and the Lone Tree property which hosts a carbon-in-leach and an autoclave processing plant that is currently undergoing a refurbishment. Each property is wholly-owned by the Company.

The Company was incorporated on November 10, 2020, in the province of British Columbia, Canada. The Company’s common shares are listed on the New York Stock Exchange ("NYSE American") under the trading symbol IAUX and on the Toronto Stock Exchange (“TSX”) under the trading symbol IAU. The Company's head office is located in Reno, Nevada, United States and its executive office is located in Toronto, Ontario, Canada.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)Risks and uncertainties and liquidity

As a mining company, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing metal prices, primarily for gold and silver. The prices of these metals are volatile and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s balance sheet, results of operations, cash flows, access to capital and the quantities of mineralized material. The carrying value of the Company's property, plant and equipment, net, inventories, and certain derivative instruments are particularly sensitive to the outlook for commodity prices. A decline in the Company's price outlook from current levels could result in material impairment charges related to these assets.

In addition to changes in commodity prices, other factors such as changes in mine plans, increases in costs, geotechnical failures, changes in social, environmental or regulatory requirements and impacts of global events could result in material impairment charges related to these assets.

These interim unaudited Condensed Consolidated Financial Statements ("Financial Statements") have been prepared by management on a going concern basis. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, conditions including a working capital deficit, operating losses and an expectation of future losses raised substantial doubt about the Company's ability to continue as a going concern. During the three months ended March 31, 2026, the Company completed the recapitalization of its capital structure through the completion of a gold prepay agreement and net smelter return royalty agreement, and the issuance of convertible debentures, the proceeds of which were used to repay its outstanding indebtedness, with the exception of the Silver Purchase Agreement which remains outstanding. As of March 31, 2026, the Company has $513.5 million of cash on hand, which it believes is sufficient to meet the Company's obligations as they became due within one year after the issuance of these financial statements. The Company has assessed the relevant conditions and events and has concluded that substantial doubt about the Company's ability to continue as a going concern no longer exists.

(b)Basis of presentation

The Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. While information and note disclosures normally included in annual financial statements and prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, the Company believes that the information and disclosures included in the Financial Statements are adequate and not misleading. Therefore, this information should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed on February 19, 2026. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2025. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. The results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

(c)Recently Issued Accounting Standards

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

3.INVENTORY

	March 31, 2026	December 31, 2025
Mineralized material in stockpiles and on leach pads	$15,482	$19,636
Work-in-process	7,171	3,763
Finished goods	836	4,113
Materials and supplies	1,949	1,742
Total inventory	$25,438	$29,254

During the three months ended March 31, 2026, the Company recognized, within cost of sales, inventory write-downs of nil (2025 - $0.9 million).

4.OTHER ASSETS

	March 31, 2026	December 31, 2025
2026 Gold Prepay Agreement embedded derivative	$7,893	$—
Operating lease assets	3,916	4,667
Other assets	283	287
Total other assets	$12,092	$4,954
Less current portion	283	287
Long-term portion	$11,809	$4,667

The 2026 Gold Prepay Agreement embedded derivative is related to the gold‑indexed pricing feature within the 2026 Gold Prepay (Note 6 and Note 19). The embedded derivative is recognized at fair value, with changes in fair value recorded in other income or other expense (Note 12).
5.PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2026	December 31, 2025
Pre-development and exploration properties (i)	$363,394	$363,394
Property, plant and equipment (ii)	182,713	180,098
Construction-in-progress (i)	46,515	34,436
Total	592,622	577,928
Accumulated depreciation	22,502	21,535
Net carrying amounts	$570,120	$556,393
(i)Pre-development and exploration properties and construction-in-progress are not subject to depletion.
(ii)Included in property, plant and equipment is $98.2 million (December 31, 2025 - $98.2 million) not subject to depreciation, depletion and amortization.

Total depreciation, depletion and amortization on property, plant and equipment is as follows:

	Three months ended March 31,
	2026	2025
Depreciation, depletion and amortization recorded in cost of sales	$483	$376
Recorded in pre-development, evaluation and exploration	136	14
Recorded in general and administrative	43	43
Recorded in property maintenance	288	310
Total depletion, depreciation and amortization	$950	$743

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

6.LONG-TERM DEBT

	March 31, 2026	December 31, 2025
2026 Convertible Debentures (i)	$274,547	$—
2026 Gold Prepay (ii)	144,554	—
Silver Purchase Agreement (iii)	18,082	18,775
2023 Convertible Debentures (iv)	—	80,326
Orion Convertible Loan (v)	—	66,085
Orion Gold Prepay (vi)	—	8,176
Other	650	1,355
Total debt	437,833	174,717
Less current portion	307	76,808
Long-term portion	$437,526	$97,909
(i)2026 Convertible Debentures
On March 23, 2026, the Company closed an offering for gross proceeds of $287.5 million principal amount of unsecured senior convertible debentures (the "2026 Convertible Debentures"). The Company received net proceeds of $274.5 million after debt issuance costs of $13.0 million. The 2026 Convertible Debentures bear interest at a rate of 3.75% per annum, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing October 15, 2026. The 2026 Convertible Debentures mature on April 15, 2031, unless earlier converted, redeemed, or repurchased.

The 2026 Convertible Debentures are convertible into common shares of the Company at any time prior to maturity at a conversion rate of 519.4805 Common Shares per $1,000 principal amount, equivalent to an initial conversion price of approximately $1.93 per common share, subject to certain anti-dilution adjustments.

The 2026 Convertible Debentures are not redeemable by the Company prior to April 20, 2029. On or after April 20, 2029, the Company may redeem the 2026 Convertible Debentures, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to the redemption date, provided that the closing sale price of the Company's common shares has exceeded 130% of the conversion price then in effect for at least 20 trading days during a period of 30 consecutive trading days.

In addition, the Company may redeem the 2026 Convertible Debentures in whole (but not in part), at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if the Company becomes obligated to pay additional amounts as a result of certain changes in Canadian tax law or regulations occurring on or after March 18, 2026.

If a fundamental change occurs including a change of control event, the Company is required to offer to repurchase the 2026 Convertible Debentures for cash at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to the repurchase date.

The Company accounts for the 2026 Convertible Debentures as a single financial liability measured at amortized cost. Interest expense was calculated by applying the effective interest rate of 4.72% to the carrying amount of the debt liability. Interest accretion is included in interest expense.

The 2026 Convertible Debentures are senior unsecured obligations of the Company as the 2026 Convertible Debentures are not guaranteed by any subsidiary. The indenture does not contain any financial maintenance covenants.

As of March 31, 2026, the outstanding principal amount of the 2026 Convertible Debentures was $287.5 million.

(ii)2026 Gold Prepay
On March 16, 2026, the Company entered into a gold prepayment facility and forward gold arrangements (the “2026 Gold Prepay”) with National Bank of Canada (“NBC”) and Macquarie Bank Limited (“Macquarie”). Under the 2026 Gold Prepay, the Company received aggregate gross proceeds of $150.0 million and net proceeds of $144.1 million, net of debt issuance costs of $5.9 million. In exchange, the Company is obligated to deliver an aggregate of 39,978 ounces of gold, with monthly deliveries scheduled from January 2028 through June 2030.

The Company has an accordion feature which provides an additional $100 million for a 24-month period from closing, subject to customary conditions and lender approval.

The Company accounts for each counterparty arrangement within the 2026 Gold Prepay as a hybrid instrument consisting of a debt host contract and a bifurcated embedded derivative. The host contract is accounted for as a financial liability and is measured at amortized cost. The arrangement contains a gold‑indexed pricing feature that is bifurcated and accounted for as an embedded derivative measured at fair value each reporting period (Note 4 and Note 19).

Interest expense was calculated by applying the effective interest rate of 13.5% to the carrying amount of the debt liability. Interest accretion is included in interest expense.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

The 2026 Gold Prepay is secured by a first‑ranking security interest over substantially all of the assets of the Company and its material subsidiaries, subject to permitted liens and customary carve‑outs. The supplementary terms agreement ('STA') includes customary financial covenants and events of default.

(iii)Silver Purchase Agreement
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

The Silver Purchase Agreement is recognized as a financial liability at amortized cost and it contains two embedded derivatives as further described in Note 7 (ii) and Note 19 of these Financial Statements. Interest expense is calculated by applying the effective interest rate to the financial liability. As of March 31, 2026, the effective interest rate was 21.8% (December 31, 2025 - 21.9%). Interest accretion is included in interest expense.

During the three months ended March 31, 2026, the Company settled 94,158 ounces of silver in satisfaction of the remaining 2025 Minimum Annual Delivery Amount. As of March 31, 2026, the Company has delivered an aggregate of 1.2 million ounces of silver under the Silver Purchase Agreement, satisfying all Annual Minimum Delivery Amounts required through 2025, with no remaining minimum delivery obligations outstanding.

The obligations under the Silver Purchase Agreement are secured obligations of the Company and its wholly-owned subsidiaries Ruby Hill Mining Company LLC, and Osgood Mining Company LLC, and secured against the Ruby Hill project in Eureka County, Nevada and the Granite Creek project in Humboldt County, Nevada.

(iv)2023 Convertible Debentures
On February 22, 2023, the Company closed a private placement offering of $65 million principal amount of secured convertible debentures (the "2023 Convertible Debentures") of the Company. The 2023 Convertible Debentures bore interest at a fixed rate of 8.0% per annum and had a maturity date of February 22, 2027. Outstanding amounts under the 2023 Convertible Debentures were convertible into common shares of the Company at any time prior to maturity at the option of the applicable respective lender (a) in the case of the outstanding principal, $3.38 per common share, and (b) in the case of accrued and unpaid interest, subject to TSX approval, at the market price of the common shares at time of the conversion of such interest. The 2023 Convertible Debentures were redeemed in full during the first quarter of 2026, as further described below.

On February 28, 2025, the Company completed certain amendments to its 2023 Convertible Debentures. The amendments provided for:
•the conversion price applicable to the debenture holder’s right to elect to convert outstanding and accrued interest on the 2023 Convertible Debentures is equal to the volume weighted average price of i-80 Gold’s common shares on the TSX during the five trading days immediately preceding the date of the debenture holder’s election notice, less a discount of 15%, converted into US dollars at the Bank of Canada rate on such date;
•the conversion price applicable to the Company’s right to elect to convert outstanding and accrued interest on the 2023 Convertible Debentures is equal to the greater of (x) 85% of the average closing price of the i-80 Gold common shares as measured in US dollars on the NYSE American during the 10 business days immediately preceding the date of the Company’s election notice, and (y) the volume weighted average price of i-80 Gold common shares on the TSX during the five trading days immediately preceding the date of the Company’s election notice, less a discount of 15%, converted into US dollars at the Bank of Canada rate on such date;
•that the Company’s right to grant security against the Cove Project would rank subordinate to the security granted to the debenture holders; and
•the Company with a redemption right in respect of all of the outstanding 2023 Convertible Debentures which allows the Company to redeem, in its sole discretion, all of the outstanding 2023 Convertible Debentures for cash at a 104% premium of the outstanding principal and the accrued interest up to the redemption date.

Management determined that the modification to the agreement was non-substantial and accordingly, the Company accounted for the modification as an adjustment to the financial liability.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

During the first quarter of 2026, the Company exercised its redemption right and redeemed all of the outstanding 2023 Convertible Debentures at a 104% premium of the outstanding principal plus accrued interest up to the redemption date. The principal amount of $65.0 million, together with the 4% mandatory redemption premium of $2.6 million, was repaid in cash. Accrued interest of $18.0 million, together with the 4% mandatory redemption premium of $0.7 million, totalling $18.7 million, was settled through the issuance of 8.1 million common shares with a fair value of $13.4 million (Note 8) and a cash payment of $5.3 million. Total cash consideration paid amounted to $72.9 million. Upon extinguishment, the Company derecognized the carrying amount of the debt liability and recorded a loss on extinguishment of debt of $4.4 million. The loss represents the excess of the repayment amount of the debt over its carrying amount and is included in loss on loan extinguishment.

The 2023 Convertible Debentures contained a conversion feature, a change of control feature, and a forced conversion feature that were considered embedded derivatives by the Company and measured at fair value (Note 19). The conversion feature, change of control feature, and a forced conversion feature were classified as financial liabilities and not separated from the host liability component. The conversion feature and forced conversion feature were considered to be indexed to the Company's shares. The mandatory redemption right was considered to be an embedded derivative by the Company, classified as financial liability and not separated from the host liability component.

Interest expense was calculated by applying the effective interest rate of 9.4% to the host liability component up to the date of redemption. Interest accretion is included in interest expense.

(v)Orion Convertible Loan
On December 13, 2021, the Company entered into a Convertible Credit Agreement with OMF Fund III (F) Ltd., an affiliate of Orion to borrow $50 million (the "Orion Convertible Loan"). The Orion Convertible Loan bore interest at a rate of 8.0% annually and had a maturity date of June 30, 2026. The Orion Convertible Loan was repaid in full during the first quarter of 2026.

On January 15, 2025, the Company entered into an Amended and Restated Orion Convertible Loan Agreement. Pursuant to the amendment, the maturity date was extended from December 13, 2025, to June 30, 2026, and certain security was put in place to secure the Company’s obligations under the Orion Convertible Loan. Additional security against the Company’s Ruby Hill and Granite Creek projects was put in place as of March 31, 2025. In connection with the amendment the Company issued to Orion 5.0 million common share purchase warrants (Note 7) and entered into an offtake agreement with Orion. The offtake agreement will commence once the current offtake agreement expires at the end of December 2028. Management determined that the modification to the agreement was non-substantial and accordingly, the Company accounted for the modification as an adjustment to the financial liability.

During the first quarter of 2026, the Company repaid the Orion Convertible Loan in full, including the outstanding principal of $50.0 million and accrued interest of $20.4 million. The Orion Convertible Loan was extinguished through a cash payment of $69.7 million and the issuance of 3.0 million common shares with a fair value of $5.3 million (net $5.2 million) (Note 8), for total consideration of $75.0 million. Upon early repayment, the Company derecognized the carrying amount of the debt host liability and the related derivative liabilities and recorded a loss on extinguishment of debt of $1.6 million. The loss represents the excess of the repayment amount over the aggregate carrying amount of the host debt and the related derivative liabilities and is included in loss on loan extinguishment. As at March 31, 2026, there are no amounts outstanding under the Orion Convertible Loan.

The Orion Convertible Loan contained a change of control feature, a conversion feature, and a forced conversion feature that were considered embedded derivatives by the Company. The change of control feature and conversion feature were classified as derivative financial liabilities measured at fair value (Note 19). The forced conversion feature was not separated from the host contract as it was considered to be indexed to the Company's shares. The initial fair value of the convertible loan was determined using a market interest rate for an equivalent non-convertible loan at the issue date. The liability was subsequently recognized on an amortized cost basis until extinguished.

Interest expense was calculated by applying the effective interest rate of 16.72% to the host liability component up to the date of repayment. Interest accretion is included in interest expense.

(vi)Orion Gold Prepay
On December 13, 2021, the Company entered into a gold prepay agreement with Orion (the "Orion Gold Prepay"). In April 2022, the Gold Prepay was amended to adjust the quantity of the quarterly deliveries of gold, but not the aggregate amount of gold, to be delivered by the Company to Orion over the term of the Orion Gold Prepay. Under the terms of the amended Orion Gold Prepay, in exchange for $41.9 million, the Company was required to deliver to Orion 3,100 ounces of gold for the quarter ending June 30, 2022, and thereafter, 2,100 ounces of gold per calendar quarter until September 30, 2025, for aggregate deliveries of 30,400 ounces of gold.

On September 20, 2023, the Company entered into an A&R Gold Prepay with Orion pursuant to which the Company received aggregate gross proceeds of $20.0 million (the "2023 Gold Prepay Accordion") structured as an additional accordion under the existing Orion Gold Prepay. The 2023 Gold Prepay Accordion will be repaid through the delivery by the Company to Orion of 13,333 ounces of gold over a period of 12 quarters, being 1,110 ounces of gold per quarter over the delivery period with the first delivery being 1,123 ounces of gold. The first delivery will occur on March 31, 2024, and the last delivery will occur on December 31, 2026.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

During the first quarter of 2026, the Company fully settled the outstanding deliveries of 4,440 ounces of gold remaining under the Orion Gold Prepay through a cash payment of $22.4 million. Upon extinguishment, the Company derecognized the carrying amount of the debt host liability and the related derivative liability and recorded a loss on extinguishment of debt of $1.1 million. The loss represents the excess of the repayment amount over the aggregate carrying amount of the host debt and the related derivative liability and is included in loss on loan extinguishment.

The Orion Gold Prepay was recognized as a financial liability measured at amortized cost and contained an embedded derivative in relation to the embedded gold price within the agreement that was bifurcated and measured at fair value each reporting period through the date of extinguishment (Note 7 and Note 19). Interest expense was calculated by applying the effective interest rate of 29.1% to the carrying amount of the debt liability up to the date of repayment. Interest accretion is included in interest expense.

(vii)Sprott Convertible Loan
On December 10, 2021, the Company entered into a Convertible Credit Agreement with a fund managed by Sprott Asset Management USA, Inc. and a fund managed by CNL Strategic Asset Management, LLC (“Sprott”) to borrow $10 million (the "Sprott Convertible Loan"). The Sprott Convertible Loan bore interest at a rate of 8.0% annually and matured on December 9, 2025. At maturity, the Company repaid the outstanding balance.

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

Interest expense was calculated by applying the effective interest rate of 16.10% to the host liability component. Interest accretion is included in interest expense.

(viii)2025 Gold Prepay and Silver Purchase Agreement

On March 31, 2025, the Company entered into a Gold Prepay and Silver Purchase arrangement (the "2025 Gold Prepay and Silver Purchase Agreement") with NBC under which NBC purchased 6,864 ounces of gold and 345,549 ounces of silver from the Company for delivery to NBC by September 30, 2025 or earlier, upon an infusion of capital in line with the recapitalization plan. The proceeds of this prepay arrangement were used to satisfy the outstanding gold and silver deliveries due to Orion under its respective Gold Prepay Agreement and Silver Purchase Agreement. 2025 Gold Prepay and Silver Purchase Agreement was funded on April 1, 2025 for total proceeds of $31.0 million. On May 16, 2025, the Company repaid the full outstanding balance under the 2025 Gold Prepay and Silver Purchase Agreement, consisting of principal of $31.0 million and financing expense of $1.3 million.

The 2025 Gold Prepay and Silver Purchase Agreement contained an early termination make-whole provision and a mandatory prepayment provision, that were considered embedded derivatives by the Company and measured at fair value. The early termination make-whole provision and mandatory prepayment provision were classified as financial liabilities and not separated from the host liability component as they were deemed to be closely related.

7.OTHER LIABILITIES

	March 31, 2026	December 31, 2025
NSR Royalty (i)	$232,428	$—
Silver Purchase Agreement embedded derivative (ii)	48,314	20,380
Warrant liability (iii)	23,714	24,117
Share-based payment liability (iv)	7,486	6,959
Lease Liability (v)	3,983	4,735
Orion Gold Prepay Agreement embedded derivative (vi)	—	9,278
Orion - Conversion and change of controls rights (vii)	—	1,358
Total other liabilities	315,925	66,827
Less current portion	7,484	18,373
Long-term portion	$308,441	$48,454

(i)NSR Royalty
On March 16, 2026, the Company entered into a net smelter return royalty financing arrangement with Franco‑Nevada U.S. Corporation ("Franco-Nevada")(the "NSR Royalty"), granting a perpetual royalty on production from the Company’s properties, including Granite Creek, Cove, the Ruby Hill Complex and Lone Tree. Gross proceeds were $250.0 million, of which $225.0 million was received at closing. Of the $225 million amount received, $25 million is required to be allocated to the advancement of technical and permitting work on the Mineral Point project. An additional $25.0 million is expected to be made available to advance Mineral Point, contingent upon satisfaction of specified project expenditure conditions related to the Mineral Point project.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

The royalty rate is 1.5% of net smelter returns through December 31, 2030, increasing to 3.0% thereafter. The royalty is payable monthly in cash or in-kind as refined gold or silver at Franco‑Nevada’s election.

The royalty obligation was classified as a financial liability. Upon initial recognition, the Company elected the fair value option and, accordingly, measures the obligation at fair value at each reporting date. As of March 31, 2026, the current portion of the NSR Royalty liability was $3.2 million (December 31, 2025 - nil). Finance fees of $6.4 million related to the NSR royalty have been recognized in other expense (Note 12).

(ii)Silver Purchase Agreement embedded derivative

The financial liability represents the embedded derivative in relation to the silver price included in the Silver Purchase Agreement (Note 6 and Note 19). The Company recognizes the embedded derivative at fair value with any changes in fair value recorded in other income or other expense (Note 12). As of March 31, 2026, the current portion of the Silver Purchase Agreement embedded derivative liability was nil (December 31, 2025 - $2.7 million).

(iii)Warrant liability

	Issue date	Expiry date	Exercise price (C$)	Number of warrants	March 31, 2026	December 31, 2025
Brokered placement	5/1/2024	5/1/2028	2.15	34,847,025	$17,499	$18,052
Orion warrants	9/20/2023	9/20/2026	3.17	3,750,000	322	417
Orion warrants	1/24/2024	1/24/2028	2.72	500,000	373	361
Orion warrants	1/15/2025	1/15/2029	1.01	5,000,000	5,520	5,287
Total warrant liability					$23,714	$24,117

The warrants are considered derivatives because their exercise price is in C$ whereas the Company’s functional currency is in USD. Accordingly, the Company recognizes the warrants as liabilities at fair value with changes in fair value recorded in other income or other expense (Note 12). The current portion of the liability is $0.3 million at March 31, 2026 (December 31, 2025 - $0.4 million).

The fair value of the warrants, excluding warrants issued in connection with the May 2024 brokered placement, were calculated using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2026	December 31, 2025
Risk-free rate	2.4% to 2.9%	2.3% to 2.7%
Expected volatility	66% to 110%	64% to 104%

(iv)Share-based payment liability
The Company recognized a share-based payment liability related to its restricted share units (RSUs) that are accounted for as liability-classified awards. The current portion of the share-based payment liability is $1.5 million at March 31, 2026 (December 31, 2025 - $1.9 million).

(v)Lease liability

Lease liabilities relate primarily to equipment and office rentals. The weighted average remaining lease life is 2 years and the weighted average discount rate is 8.43%. Undiscounted remaining payments are $2.5 million for 2026, $2.4 million for 2027-2030 and $0.1 million thereafter.

(vi)Orion Gold Prepay embedded derivative

The financial liability represented the embedded derivative related to the gold-indexed pricing feature within the Orion Gold Prepay (Note 6 and Note 19). The Company recognized the embedded derivative at fair value, with any changes in fair value recorded in other income or other expense (Note 12). Upon settlement of the Orion Gold Prepay during the first quarter of 2026, the related embedded derivative liability was derecognized.

(vii)Conversion and change of control right
The Orion Convertible Loan contained a change of control feature, a conversion feature, and a forced conversion feature that were classified as derivative financial liabilities measured at fair value (Note 19). The forced conversion feature was not separated from the host contract as it is considered to be indexed to the Company's shares. Changes in the fair value of the embedded derivative liabilities were recognized in other income or other expense (Note 12).

During the first quarter of 2026, the Orion Convertible Loan was repaid in full and the related embedded derivative liabilities were derecognized upon extinguishment of the loan.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

8.COMMON SHARES

(a)Issued share capital:

	Note	Number of shares	Amount
Balance as at December 31, 2024		409,786,956	$606,505
Private placement	(i)	29,210,464	16,008
ATM program	(ii)	4,341,390	2,433
Share-based compensation		20,000	52
Balance as at March 31, 2025		443,358,810	$624,998

Balance as at December 31, 2025		827,230,192	$799,855
2023 Convertible Debenture redemption	(iv)	8,133,983	13,354
Orion Convertible Loan repayment	(v)	2,993,307	5,177
Share-based compensation		1,520,468	2,558
Exercise of warrants	(iii)	13,603,447	10,295
Balance as at March 31, 2026		853,481,397	$831,239

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

(ii)During the three months ended March 31, 2025, the Company issued 4.3 million common shares under the at-the-market equity program ("ATM Program") for total gross proceeds of $2.5 million. The ATM Program expired on March 31, 2025.

(iii)On May 16, 2025, the Company closed a bought deal public offering of 345.8 million units of the Company at a price of $0.50 per unit for aggregate gross proceeds of $172.9 million and net proceeds of $162.5 million. In addition to the bought deal public offering, the Company closed a private placement of 25.2 million units to certain directors, officers and other shareholders of the Company at a price of $0.50 per unit for aggregate gross proceeds of $12.6 million and net proceeds of $12.5 million. Each unit for both offerings is comprised of one common share and one-half of one common share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.70 until November 16, 2027. The total number of warrants issued were 185.5 million.

The Company has assessed the warrants to meet the requirements to be recorded as equity. The net proceeds from the bought deal offering and the private placement were allocated to the warrants in the amount of $10.5 million and $164.9 million allocated to share capital based upon the relative fair values of the shares and warrants issued.

During the three months ended March 31, 2026, 13.6 million warrants were exercised at an exercise price of $0.70 per share, resulting in the issuance of common shares of the Company for cash proceeds of $9.5 million and a reclassification of $0.8 million from additional paid-in-capital.

(iv)In connection with the 2023 Convertible Debenture redemption the Company issued 8.1 million common shares with a fair value of $13.4 million.

(v)In connection with the Orion Convertible Loan repayment the Company issued 3.0 million common shares with a fair value of $5.3 million and net proceeds of $5.2 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

(b)Share-based payments

The Company has a share incentive plan (the "Plan") which is restricted to directors, officers, key employees and consultants of the Company. Share incentive awards include stock options, RSUs, deferred share units ("DSU"), and performance share units ("PSU"). The number of common shares issuable under the Plan is limited to 10% in the aggregate of the number of issued and outstanding common shares of the Company at the date of the grant of the award.

The following table summarizes share-based payment expense included in the statement of loss:

	Three months ended March 31,
	2026	2025
Restricted share units	$2,615	$501
Deferred share units	185	142
Performance share units	254	—
Stock options	5	49
Total	$3,059	$692

Of the total share-based payment expense, $2.4 million was recorded in general and administrative expenses and $0.6 million in cost of sales (2025 - $0.7 million and nil, respectively).

During the three months ended March 31, 2026, the Company granted 2,791,485 RSUs, 1,860,752 PSUs and 188,189 DSUs to its officers, employees and directors, and issued 1,132,127 common shares upon vesting of RSUs.

The PSUs have a performance multiplier from 0% to 200% of the number of units granted based on the Company's total shareholder return relative to the performance of an exchange traded fund. The Company used a Monte-Carlo simulation and determined a weighted average grant date fair value of $2.26 per unit granted.

9.BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted loss per share is based on the assumption that potential dilutive shares have been issued. The calculation of basic and diluted loss per share is as follows:

	Three months ended March 31,
	2026	2025
Net loss	$(78,601)	$(41,205)

Basic and diluted weighted average shares outstanding	837,103,078	431,341,371

Basic and diluted loss per share	$(0.09)	$(0.10)

Convertible debentures of 149,350,644, stock options of 8,013,202, PSUs of 11,332,188, DSUs of 1,811,481, and warrants of 204,477,078 (Note 7 and Note 8) were excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2026 (March 31, 2025 - convertible debentures of 50,938,127, stock options of 9,223,290, and warrants of 53,185,249, respectively) as their effect would be anti-dilutive. The if-converted value of the 2026 Convertible Debentures did not exceed the principal amount as of March 31, 2026.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

10.SUPPLEMENTAL CASH FLOW INFORMATION

(i) The following table summarizes the changes in operating assets and liabilities:

	Three months ended March 31,
	2026	2025
Receivables	$(6,632)	$944
Prepaids and deposits	1,420	(365)
Inventory	3,831	(8,564)
Accounts payable and accrued liabilities	3,658	(1,846)
Accrued interest payable	(25,458)	—
Net change in operating assets and liabilities	$(23,181)	$(9,831)

(ii) The following table summarizes non-cash items included in other expense:

	Three months ended March 31,
	2026	2025
Loss on fair value measurement of Silver Purchase Agreement derivative	$(26,802)	$(7,475)
Gain on fair value measurement of 2026 Gold Prepay derivative	7,893	—
Loss on fair value measurement of NSR Royalty	(7,624)	—
Loss on fair value measurement of Convertible Loans derivative	(3,463)	(1,437)
Loss on fair value measurement of Orion Gold Prepay derivative	(3,377)	(8,263)
Gain (loss) on fair value measurement of warrant liability	403	(434)
Other	—	45
Non-cash items included in other expense	$(32,970)	$(17,564)

(iii) Other cash flow information:

	Three months ended March 31,
	2026	2025
Non-cash investing and financing activities:
Capital expenditures, not yet paid	$2,838	$—
Shares issued in relation to 2023 Convertible Debentures interest	$13,384	$—
Shares issued in relation to Orion Convertible Loan repayment	$5,250	$—
Other cash flow information:
Interest paid - Orion Convertible Loan	$20,403	$—
Interest paid - 2023 Convertible Debentures	$5,295	$—

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

11.REVENUE

Revenue by product

	Three months ended March 31,
	2026	2025
Gold and silver	$42,434	$7,860
Mineralized material	9,956	6,188
Total	$52,390	$14,048

Revenue by customer

At March 31, 2026, the Company had one customer that made up 96% of trade receivable (March 31, 2025 - 96% of trade receivable). The Company is not economically dependent on a limited number of customers for the sale of its product because gold can be sold through numerous commodity market traders worldwide. During the three months ended March 31, 2026 and 2025 all revenues were in the United States.

The following table represents sales to individual customers representing greater than 10% of the Company's revenue:

		Three months ended March 31,
Customer	Segment	2026	2025
Customer 1	Granite Creek, Ruby Hill, Lone Tree	$40,769	$6,517
Customer 2	Granite Creek	$9,956	$6,188
Customer 3	Ruby Hill	$—	$1,343

12.OTHER EXPENSE AND OTHER INCOME

	Three months ended March 31,
	2026	2025
Loss on fair value measurement of Silver Purchase Agreement derivative	$(26,802)	$(7,475)
Finance fee expense	(9,922)	—
Loss on fair value measurement of NSR Royalty	(7,624)	—
Loss on fair value measurement of Orion Gold Prepay Agreement derivative	(3,377)	(8,263)
Loss on fair value measurement of Convertible Loans derivative	(3,463)	(1,437)
Loss on fair value measurement of warrant liability	—	(434)
Other	—	(127)
Total other expense	$(51,188)	$(17,736)

	Three months ended March 31,
	2026	2025
Gain on fair value measurement of 2026 Gold Prepay derivative	$7,893	$—
Interest income	593	464
Gain on fair value measurement of warrant liability	403	—
Other	20	47
Total other income	$8,909	$511

Finance fee expense relates to NSR Royalty origination fees of $6.4 million as well as general financing activity fees.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

13.INTEREST EXPENSE

	Three months ended March 31,
	2026	2025
Convertible loans	$2,342	$2,639
2023 Convertible Debentures	1,369	1,504
Silver Purchase Agreement	944	1,245
Orion Gold Prepay	490	2,470
Amortization of finance costs	379	346
2026 Gold Prepay	408	—
2026 Convertible Debentures	240	—
Other interest expense	12	—
Total interest expense	$6,184	$8,204
14.LOSS ON LOAN EXTINGUISHMENT

Loss on loan extinguishment relates to the 2023 Convertible Debentures redemption of $4.4 million, repayment of the Orion Convertible Loan of $1.6 million and repayment of the Orion Gold Prepay of $1.1 million.

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

Three months ended March 31, 2026	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Revenue	$43,839	$1,665	$6,886	$—	$—	$52,390
Costs applicable to sales[1]	(30,728)	(914)	(1,532)	—	—
Pre-development, evaluation and exploration	(11,398)	(12,382)	(190)	(1,719)	(10)
Property maintenance	(218)	(1,280)	(2,650)	(228)	(189)
Adjusted income (loss) from operations	1,495	(12,911)	2,514	(1,947)	(199)	(11,048)
Unallocated expenses:
Depletion, depreciation and amortization						(483)
Royalties						(2,655)
General and administrative						(7,632)
Loss from operations						$(21,818)

Three months ended March 31, 2025	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Revenue	$8,695	$1,390	$3,963	$—	$—	$14,048
Costs applicable to sales[1]	(8,318)	(1,082)	(824)	—	—
Pre-development, evaluation and exploration	(3,770)	(3,191)	(23)	(2,547)	(14)
Property maintenance	(145)	(837)	(2,747)	(215)	(203)
Adjusted (loss) income from operations	(3,538)	(3,720)	369	(2,762)	(217)	(9,868)
Unallocated expenses:
Depletion, depreciation and amortization						(376)
Royalties						(542)
General and administrative						(4,990)
Loss from operations						$(15,776)
____________________________
1 Cost of sales excluding depletion, depreciation, amortization, and royalties.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

As at March 31, 2026	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Capital expenditures	$4,808	$1,064	$5,959	$25	$—	$11,856
Total assets	$149,634	$122,664	$248,586	$53,092	$602,274	$1,176,250

As at December 31, 2025	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Capital expenditures	$5,045	$2,314	$7,927	$—	$—	$15,286
Total assets	$126,806	$120,809	$240,986	$53,307	$161,512	$703,420

16.INCOME TAXES

(a)The components of income tax expense are as follows:

	Three months ended March 31,
	2026	2025
United States	$1,210	$—
Canada	—	—
Current tax expense	1,210	—

Total income tax expense	$1,210	$—

(b)The components of loss before income taxes are as follows:

	Three months ended March 31,
	2026	2025
United States	$(25,144)	$(11,996)
Canada	(52,247)	(29,209)
Loss before income taxes	$(77,391)	$(41,205)

17.RELATED PARTY TRANSACTIONS

The Company had the following transactions with its related parties as of March 31, 2025. During the three months ended March 31, 2026, these entities no longer met the definition of related parties.

Related party debt

(i)The Company has Convertible Loans with both Orion and Sprott (Note 6). Interest accretion related to the loans is recorded in interest expense (Note 13).

(ii)The Company has a Gold Prepay Agreement and Silver Purchase Agreement with Orion (Note 6).

Other liabilities

(i)The Company has issued warrants and has entered into an offtake agreement with Orion (Note 7) (Note 19).

18.COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company has capital commitments of approximately $31.2 million related to its Lone Tree Plant refurbishment project expected to be spent over the next 12 months.

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

Fair value accounting

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

(i)The following table presents financial instruments measured at fair value on a recurring basis within the fair value hierarchy for level 1 and 2 financial instruments:

		March 31, 2026		December 31, 2025
	Level	Carrying amount	Fair value	Carrying amount	Fair value
Warrant liability - brokered placement	1	$17,499	$17,499	$18,052	$18,052
Warrant liability - other	2	$6,215	$6,215	$6,065	$6,065
The Company calculates fair values based on the following methods of valuation and assumptions for level 1 and level 2:

Financial assets and liabilities

Financial assets other than the Company's derivative instruments described are carried at amortized cost. The fair value of cash and cash equivalents and receivables approximate their carrying value due to their short-term nature.

Financial liabilities not classified as fair value through the statement of operations are carried at amortized cost. Accounts payable and accrued liabilities approximate their carrying value due to their short term nature. The 2026 Convertible Debentures have a fair value of $322.0 million.

Warrant liabilities

The warrant liabilities are fair valued using a valuation model that incorporates such factors as the Company’s share price volatility, risk-free rates and expiry dates.

The warrants issued in connection with the 2024 brokered placement are classified within level 1 of the fair value hierarchy as the warrants are listed on the TSX and or the NYSE American and therefore a quoted market price is available.

(ii)Fair value measurements using significant unobservable inputs (level 3):
The following table presents the changes in level 3 financial instruments:

	NSR Royalty	Silver Purchase Agreement - derivative	2026 Gold Prepay - derivative	Orion Gold Prepay - derivative	Orion conversion and change of control rights
Balance as at January 1, 2025	$—	$(7,999)	$—	$(9,665)	$(336)
Fair value adjustments	—	(12,381)	—	387	(1,022)
Balance as at December 31, 2025	$—	$(20,380)	$—	$(9,278)	$(1,358)
Initial recognition	(225,000)	—	—	—	—
Repayment	196	—	—	—	—
Fair value adjustments	(7,624)	(27,934)	7,893	9,278	1,358
Balance as at March 31, 2026	$(232,428)	$(48,314)	$7,893	$—	$—

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

The Company calculates fair values based on the following methods of valuation and assumptions for level 3 financial instruments as follows:

NSR Royalty

The NSR Royalty is measured at fair value at each reporting date (level 3). In determining fair value, management judgment is required with respect to significant unobservable input variables used in the valuation model. These inputs include estimates of life‑of‑mine production volumes, timing of production, forward commodity prices and Company‑specific discount rates. Changes in fair value were recorded in other income and other expense in the Condensed Consolidated Statement of Operations.

Silver Purchase Agreement

The Silver Purchase Agreement is recognized as a financial liability at amortized cost and it contains two embedded derivatives; one in relation to the embedded silver price within the agreement and the other in relation to the gold substitution option whereby i-80 Gold can choose to deliver gold instead of silver at a ratio of 75:1, both are measured at fair value each reporting period (level 3). As at March 31, 2026, the gold substitution option was extinguished upon settlement of the annual minimum deliveries. In determining the fair value of the embedded derivatives at each reporting period, management judgment is required in respect to input variables of the financial model used for estimation purposes. These variables include such inputs as metal prices, discount rates and the Company's production profile. Gains and losses were recorded in other income and other expense in the Condensed Consolidated Statement of Operations.

2026 Gold Prepay

The 2026 Gold Prepay is recognized as a financial liability at amortized cost and contains an embedded derivative in relation to the embedded gold price within the agreement that is measured at fair value each reporting period (level 3). In determining the fair value of the embedded derivative at each reporting period, management judgment is required in respect to input variables of the financial model used for estimation purposes. These variables include such inputs as metal prices and discount rates. Gains and losses were recorded in other income and other expense in the Condensed Consolidated Statement of Operations.

Orion Gold Prepay

The Orion Gold Prepay was recognized as a financial liability at amortized cost and contained an embedded derivative in relation to the embedded gold price within the agreement that was measured at fair value each reporting period (level 3). In determining the fair value of the embedded derivative at each reporting period, management judgment is required in respect to input variables of the financial model used for estimation purposes. These variables include such inputs as metal prices and discount rates. Gains and losses were recorded in other income and other expense in the Condensed Consolidated Statement of Operations.

Orion Convertible Loan

The Convertible Loan contained conversion and change of control rights that were separately measured at fair value each reporting period (level 3). In determining the fair value at each reporting period, management judgment was required in respect to input variables of the financial model used for estimation purposes. These variables include such inputs as management's estimate of the probability and date of a change of control event, the Company's share price, share price variability, and discount rates. Gains and losses were recorded in other income and other expense in the Condensed Consolidated Statement of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Company Overview
i-80 Gold Corp. (the "Company" or "i-80 Gold") is a Nevada-focused growth-oriented gold and silver mining company engaged in the exploration and extraction of gold and silver. The Company is the fifth largest mineral resource holder in the state with a pipeline of three underground and two open pit projects strategically located in some of Nevada's most prolific gold-producing trends. These wholly owned assets, which are largely brownfield project at various stages of permitting, construction, technical studies, development, and operation, are situated across four properties which include the Granite Creek property, the Ruby Hill property the Lone Tree property, which hosts an autoclave and carbon-in-leach processing plant in the process of being refurbished (the "Lone Tree Plant") and the Cove property,.
The Company was incorporated on November 10, 2020, under the laws of the province of British Columbia, Canada. The Company’s common shares are listed on the NYSE American under the trading symbol IAUX and on the TSX under the trading symbol IAU. The Company’s head office is located in Reno, Nevada, United States ("US") and its executive office is located in Toronto, Ontario, Canada.

Reference to $ or USD is to US dollars, reference to C$ or CAD is to Canadian dollars.
Operational and Financial Highlights

		Three months ended March 31,
		2026	2025
Revenue	$000s	52,390	14,048
Gross profit	$000s	16,078	2,906
Net loss	$000s	(78,601)	(41,205)
Loss per share	$/share	(0.09)	(0.10)
Adjusted loss[1]	$000s	(28,599)	(23,596)
Adjusted loss per share[1]	$/share	(0.03)	(0.05)
Cash flow used in operating activities	$000s	(45,080)	(22,701)
Cash and cash equivalents	$000s	513,506	13,475
Drilling	meters	6,937	4,499
Gold produced	oz	10,825	5,240
Gold ounces sold[1]	oz	10,590	4,952
Average realized gold price[2]	$/oz	4,941	2,825

Three months ended March 31, 2026

•Revenue increased to $52.4 million, representing 10,590 ounces in gold sold1 at an average realized gold price2 of $4,941 per ounce, compared to $14.0 million represented by 4,952 ounces1 at an average realized gold price2 of $2,825 per ounce in the prior year period. The increase in revenue was primarily driven by higher gold sales at Granite Creek as a result of the finalization of the third-party toll processing agreement in March 2025 and a higher average realized gold price2.

•Gross profit increased to $16.1 million from $2.9 million in the prior year period due to increases in revenue.

•Net loss increased to $78.6 million compared to $41.2 million in the prior year period, due primarily to higher non-cash fair value revaluations on derivative financial instruments of $48.4 million driven by stronger metal prices. Additional non-cash losses on extinguishment of the gold prepay agreement, convertible loan, and convertible debentures of $7.1 million also contributed to lower net earnings, as well as financing expenses incurred in the amount of $9.9 million. Higher pre-development, evaluation and exploration expenses were incurred as the Company advances multiple projects within its development plan, which were partially offset by higher gross profit. Upon declaration of mineral reserves, certain pre-development, evaluation and exploration expenditures currently expensed, will be capitalized.

•Loss per share of $0.09 decreased from $0.10 loss per share in the prior year period primarily due to an increase in the number of outstanding common shares following the equity raise in May 2025.

1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 57% in 2026 (2025 - 59%).
2This is a Non-GAAP and Supplementary Financial measure; please see “Non-GAAP and Supplementary Financial Performance Measures” section.

•Adjusted loss increased to $28.6 million compared to $23.6 million in the prior year period due to increased spending on pre-development, evaluation and exploration expenses, partially offset by higher gross profit.

•Cash used in operating activities increased to $45.1 million compared to $22.7 million in the prior year period as a result of interest payments made on the extinguishment of legacy debt of $25.7 million.

•Cash and cash equivalents were $513.5 million as of March 31, 2026, an increase of $450.3 million compared to December 31, 2025, primarily due to the net proceeds received from the financing transactions to complete the Company's recapitalization plan, offset by higher capital expenditures compared to the prior year period driven by the commencement of the Lone Tree Plant refurbishment project, as well as the settlement of legacy debt obligations.
•The Company completed several financing transactions for total amount of $787.5 million. Gross proceeds of $662.5 million and net proceeds of $637.2 million were received on closing which completed the recapitalization plan ahead of the Company's mid-2026 target and established a fully funded development plan:

◦March 16, 2026: Completed a net smelter return royalty for $250 million (the "NSR Royalty") with Franco-Nevada U.S. Corporation ("Franco-Nevada") of which $225 million was received on closing, an additional $25.0 million is expected to be made available to advance Mineral Point, contingent upon satisfaction of specified project conditions.

◦March 16, 2026: Entered into a gold prepayment facility with National Bank of Canada (“NBC”) and Macquarie Bank Limited (“Macquarie”) for up to $250 million including a $100 million accordion option, subject to customary conditions and lender approval (the "2026 Gold Prepay").

◦March 23, 2026: Completed an offering of 3.75% unsecured convertible senior notes due 2031 in the aggregate amount of $287.5 million ("2026 Convertible Debentures").

◦Proceeds from the NSR Royalty were used to redeem the 2023 Convertible Debentures, Orion Gold Prepay, and the Orion convertible loan in the amount of $165.0 million.

•Completed approximately 7,000 meters of drilling, initiating the largest 12-month drill program in Company history. First quarter activities included infill drilling at Upper Archimedes underground to enhance mineral resource definition ahead of mining, resource definition drilling at Granite Creek underground beyond a planned feasibility study, and infill drilling at Mineral Point open pit to upgrade resource classification for the planned pre-feasibility study.
•Approved the construction decision to proceed with the Lone Tree Plant refurbishment during the first quarter of 2026 with capital commitments of $31.2 million at March 31, 2026, with approximately 50% of total project capital expected to be committed by mid-2026.

•Three-phase development plan remains on track with 2026 development priorities, as well as full year production, operating and pre-development evaluation, and exploration cost guidance for 2026.
•Strengthened the Board with the appointment of three new directors who bring highly relevant experience and proven track records in mining operations, mineral processing, finance, and capital markets.

Strategy Overview

i-80 Gold is executing a three-phase multi-asset development plan aimed at creating a mid-tier gold producer in Nevada. The near-term focus is on developing two high-grade underground refractory gold projects (Granite Creek and Archimedes), and the refurbishment and commissioning of the Lone Tree Plant, which is expected to serve as a central processing hub for underground refractory material from all three planned underground projects. Development of the Company’s third underground mine (Cove) as well as its two large, open pit oxide projects (Granite Creek and Mineral Point) are expected to follow to support a long-term target of more than 600,0001 ounces of annual gold output. All of the Company's properties are currently considered to be in the exploration stage as mineral reserves have yet to be defined.

In support of the three-phase development plan, the Company released Preliminary Economic Assessments prepared in accordance with NI 43-101 and a corresponding Initial Assessment prepared under S-K 1300, each published in the first quarter of 2025 (the "PEA"), covering all five gold projects. These PEAs outlined a clear and achievable path to gold output and cash flow growth. Permitting, technical studies, development work and ramp up are actively being advanced across the portfolio of five gold projects, as well as the Lone Tree Plant, in support of upcoming planned feasibility studies.

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

Phase 1 of the development plan includes the current ramp up at i-80 Gold’s first underground mine, Granite Creek, as well as commencing extraction at Archimedes, the second planned underground mine. A key milestone in Phase 1 is the refurbishment and commissioning of the Lone Tree Plant to unlock the full value of the Company’s underground mines. Once commissioned, the Lone Tree Plant is expected to enable processing of underground mineralized material to shift from third-party toll-milling to owner-operated processing in 2028. Average annual gold output is expected to increase to a range of between 150,000 to 200,000 ounces of gold in Phase 1 beginning in 20281.

Phase 2 of the development plan focuses on bringing two additional projects into operation: Cove, the third planned underground mine, and Granite Creek open pit. With four producing assets, average annual gold output is expected to increase to a range of between 300,000 to 400,000 ounces of gold in the early 2030s1, representing a significant step in i-80 Gold’s transition to a mid-tier producer.

Phase 3 is anchored by the Mineral Point open pit project, which is expected to become the Company’s largest producing asset and projected to help the Company achieve its target of an average annual gold output beyond 600,000 ounces in the early 2030s1. The recent financing transactions provides flexibility to accelerate the feasibility study and permitting work for the Mineral Point open pit project. With several feasibility and pre-feasibility studies currently in progress, the Company continues to identify opportunities to optimize the development schedule for Phase 1 and Phase 3.

Recapitalization Plan

Over the past 12 months, i-80 Gold executed on several financing initiatives that have led to the successful completion of its recapitalization plan. Most recently during the first quarter of 2026, the Company completed several key transactions including the NSR Royalty with Franco-Nevada for up to $250 million,the 2026 Gold Prepay with National Bank and Macquarie Bank for up to $250 million, and the issuance of the 2026 Convertible Debentures in the aggregate principal amount of $287.5 million. These financings completed the Company's broader recapitalization plan ahead of its mid-2026 target and align with the projected capital requirements and cash flows of the project development plan.

Overall, the recapitalization secured over $1 billion1 in raised and available capital from early 2025 through the first quarter of 2026, materially strengthening the Company's balance sheet, providing funding certainty, and de-risking the development plan.

With the recapitalization complete, the Company believes it is now fully funded to advance Phase 1 and Phase 2 of the development plan1. Phase 1 and Phase 2 currently include advancing three underground projects (Granite Creek, Archimedes and Cove) and one open pit oxide project (Granite Creek open pit), as well as the refurbishment and commissioning of the Company’s centralized Lone Tree Plant. Phase 1 and Phase 2 projects are expected to generate sufficient operating cash flow to fund Phase 32 which currently includes the development of the Mineral Point open pit oxide project. The Company now has the financial flexibility to bring forward infill drilling, engineering, and technical studies in support of the pre-feasibility study and future permitting actions for Mineral Point ahead of Phase 3. With several feasibility and pre-feasibility studies currently in progress, the Company continues to identify opportunities to optimize the development schedule for Phase 2 and Phase 3.

Following the successful completion of the recapitalization plan, the Company has discontinued the sale process for its non-core FAD property.

1The Company has secured over $1.0 billion in capital since the beginning of 2025 through a combination of financings. This includes (i) approximately $184 million in gross proceeds raised in May 2025 through a public offering and a concurrent private placement, with up to an additional $130 million assuming full exercise of the related in-the-money warrants over the next 18 months, (ii) a $250 million royalty financing with Franco-Nevada (of which $225 million was funded at closing on March 16, 2026 with approximately $165 million used to pay legacy debt obligations, and $25 million remains subject to drawdown conditions), (iii) convertible senior notes issued on March 23, 2026 for an aggregate principal amount of $287.5 million, and (iv) $150 million under the Gold Prepay Facility with National Bank of Canada and Macquarie Bank with an additional $100 million available under an accordion feature, subject to drawdown conditions.
2Based on capital costs, gold output estimates and average annual gold output targets in the most recent life of mine gold output schedules disclosed in the latest technical studies filed for each respective project and related property: the Lone Tree Facility, Granite Creek underground, Archimedes underground, Cove underground and Granite Creek open pit when using a gold price assumption of $3,600 per ounce for the purposes of anticipated cash flow from operations. While the economics of the latest technical studies were completed using a gold price assumption of $2,175 per ounce with gold price sensitivities of up to $3,000 per ounce, a gold price assumption of $3,600 per ounce is in line with current long term consensus prices.

Outlook

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

The Company is on track to meet its 2026 guidance as originally published in its 2025 Year End Annual Report on Form 10K published on February 19, 2026.

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

Financing Overview

Three months ended March 31, 2026

In support of the recapitalization strategy, the Company completed the following financing transactions :

NSR Royalty

On March 16, 2026, the Company announced that it had completed the closing of the $250 million NSR Royalty financing in exchange for a 1.5% life of mine ("LOM") net smelter return royalty with Franco-Nevada, stepping up to a 3.0% LOM net smelter return royalty on January 1, 2031. The NSR Royalty applies to production from all mineral properties in the portfolio, including Granite Creek, Cove, the Ruby Hill Complex and Lone Tree.

Upon closing of NSR Royalty, $225 million was made available to the Company, of which $25 million is required to be allocated to the advancement of technical and permitting work for Mineral Point in 2026. An additional $25 million of the NSR Royalty is also expected to be made available in 2026 to further advance Mineral Point, following the expenditure of the initial disbursement toward the project. In total, the NSR Royalty allows the Company to allocate $50 million to advance exploration, technical work and early stage pre-permitting activities at Mineral Point in 2026.

Gold Prepay

On March 16, 2026, the Company closed a Gold Prepay facility with National Bank and Macquarie, for an initial advance of $150 million at closing, with a $100 million accordion feature. Upon closing, the Company has the obligation to deliver 39,978 ounces of gold over a 30-month period beginning in January 2028. The accordion feature provides access to an additional $100 million for a 24-month period upon closing of the facility, subject to customary conditions and lender approval. The Company anticipates executing the accordion feature in the first half of 2027, at which point the number of additional gold ounces to be delivered will be determined. The Company expects the total ounces to be delivered for the $250 million facility to represent approximately 15% of total gold output over the projected period of January 2028 to June 2030.

2026 Convertible Debentures

On March 23, 2026, The Company closed the 2026 Convertible Debentures for an aggregate principal amount of $287.5 million, which includes the upsized offering of $250 million and the exercises in full of $37.5 million option granted to the initial purchasers of the convertible debentures. The initial conversion rate of the 2026 Convertible Debentures is 519.4805 common share of the Company per $1,000 principal amount, equivalent to an initial conversion price of approximately $1.93 per share.

Debt repayments

With the proceeds received from the NSR Royalty, the Company redeemed all of its legacy debt obligations except for the silver purchase and sale agreement with Orion (the "Silver Purchase Agreement") during the first quarter of 2026. The 2023 Convertible Debentures were redeemed for total cash consideration of $72.9 million, with accrued interest and the 4% mandatory redemption premium settled through the issuance of 8.1 million common shares and a cash payment of $5.3 million. The Orion Convertible Loan was repaid for total consideration of $75.0 million , comprised of a cash payment of $69.7 million and the issuance of 3.0 million common shares with a fair value of $5.3 million. The remaining outstanding deliveries of 4,440 ounces of gold from the Orion Gold Prepay were redeemed with a cash payment of $22.4 million.

DISCUSSION OF OPERATIONAL RESULTS

The Company owns and operates four past producing gold properties in Nevada, one of the largest gold producing regions in the world. The Company continued to advance its exploration stage gold properties following successful exploration programs.

Granite Creek Property

The Granite Creek property includes the Granite Creek underground project, a fully permitted, constructed and operating mine, and the Granite Creek open pit oxide deposit adjacent to the underground project. Granite Creek underground is the Company's first brownfield project to be redeveloped and is currently ramping up towards steady-state gold output.

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

Granite Creek Property		Three months ended March 31,
Operational Statistics		2026	2025
Oxide mineralized material mined	tonnes	11,713	15,876
Sulfide mineralized material mined	tonnes	19,714	14,643
Total oxide and sulfide mineralized material mined	tonnes	31,427	30,519
Oxide mineralized material mined grade	g/t	8.86	11.89
Sulfide mineralized material mined grade	g/t	6.16	8.31
Low-grade mineralized material mined[1]	tonnes	13,037	22,845
Low-grade mineralized material grade[1]	g/t	2.85	2.78
Waste mined	tonnes	40,357	27,462
Total material mined	tonnes	84,821	80,826
Processed mineralized material - sulfide	tonnes	26,405	—
Processed mineralized material - leach	tonnes	5,827	33,838
Total processed mineralized material	tonnes	32,232	33,838
Gold produced[2]	oz	8,857	2,544
Gold sold[2]	oz	8,767	3,106
Underground mine development (pre-development)	meters	387	154
Drilling	meters	1,925	—

Financial Statistics		2026	2025
Mining cost (total mineralized material and waste)	$/t	161	169
Processing cost (processed mineralized material)	$/t	283	29
Site general and administrative (“G&A”) (total mineralized material mined3)	$/t	45	31
Royalties	$000s	2,602	505
Capital expenditure	$000s	4,808	378
Pre-development, evaluation and exploration expenses	$000s	11,398	3,770
1Low-grade mineralized material extracted as part of the mining process that is below cut-off grade but incrementally economic.
2Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 57% in 2026 (2025 - 59%).
3Total mineralized material mined consists of sulfide, oxide, and low-grade mineralized material.

Granite Creek Underground

Mineralized material mined at Granite Creek underground is processed as follows: (i) sulfide mineralized material is processed at a third-party processing facility and subject to a toll milling agreement entered into in March 2025, (ii) high-grade oxide mineralized material is subject to an ore sales agreement, (iii) low-grade oxide mineralized material shipped as part of the ore sales agreement beginning in the first quarter of 2026, and (iv) residual leaching of low-grade oxide material previously placed on a segregated section of the Company’s Lone Tree heap leach facility.

Mining activities at Granite Creek for the three months ended March 31, 2026 were impacted by a main surface electrical substation transformer fire that occurred in January 2026, resulting in a loss of power to the underground operations. Temporary diesel generators were installed shortly after the incident to allow for mining operations to resume with minimal impact to the mine plan, and permanent replacement infrastructure was installed in mid-March.

Throughout the quarter, waste development in the main decline and access ramps continued to progress according to the mine plan, despite limited access in January and early February due to the loss of power incident. For the remainder of the quarter, decline advance rates exceeded plan, and from the second quarter onwards, the development rate is expected to be sufficiently ahead of the mine workings to allow for the efficient extraction of the mineralized material for the foreseeable future.

Water inflow volumes to the mine remained largely unchanged and continue to be managed well using the current underground pumping system, which presently operates near capacity. An enhanced pumping system that includes expanded sumps and higher capacity pumps will be installed throughout the year to allow for an increase in overall water discharge capacity of the contact water as the mine progresses at depth. Further, commissioning of a second water treatment plant currently under construction remains on track for June 2026, which is expected to increase surface water treatment capacity to support the Company's long-term groundwater management objectives.

The Company continues to encounter elevated levels of oxide mineralized material compared to levels anticipated in the March 2025 PEA at Granite Creek underground.

As at March 31, 2026, the Company had a sulfide stockpile with over 4,000 recoverable ounces of gold due to the availability of third-party processing. The Company expects this stockpile to be processed during the second quarter of 2026.

Capital spend at Granite Creek consisted of costs related to the water treatment plant, RIB construction, and the electrical substation replacement.

Pre-development, evaluation, and exploration expenses were $11.4 million for the three months ended March 31, 2026, which were primarily related to underground mine development and infill drilling to upgrade mineral resources and step-out drilling beyond the drill program completed in 2025 in advance of the feasibility study.

During the three months ended March 31, 2026, the Company continued infill and step-out drilling at Granite Creek, completing approximately 1,925 meters of core drilling across the property. The underground drill program remained focused on infill drilling to support resource conversion and mine planning, while surface drilling targeted northerly step-out holes on the South Pacific Zone and Rangefront fault to test the potential for resource expansion. The updated mineral resource estimate will incorporate drilling data from 2023, 2024, and 2025, and will utilize a revised resource modeling approach. The feasibility study is expected to be completed in the second quarter of 2026.

New assay results from 40 holes reported on January 20, 2026, continued to demonstrate robust high-grade mineralization throughout the South Pacific Zone confirming expansion of the mineralized envelope and potential for mineral resource expansion to the north and at depth.

Granite Creek Open Pit

Following the completion of the Granite Creek open pit PEA, a pre-feasibility trade-off study commenced. Simultaneously, technical trade-off analyses are being conducted to optimize project economics. Based on preliminary assessments of potential environmental impacts, the project may require preparation of an Environmental Impact Statement ("EIS") under the Bureau of Land Management ("BLM") process. Early-stage pre-permitting activities and technical studies are currently underway, followed by planned baseline field studies commencing in 2027 to support the National Environmental Policy Act ("NEPA") permitting process.

Ruby Hill Property

The Ruby Hill property includes the Archimedes underground project, the Company's second planned underground mine for which construction began during 2025, and the Mineral Point open pit, which is a large oxide gold and silver deposit with the potential to become the Company’s largest gold producing asset.

During the 1990’s, an ore body was discovered, which became the Archimedes open pit. Later discoveries included the Ruby Deeps Carlin-style sulfide mineralized deposit with the most recent discovery of the Hilltop zone. The Ruby Hill property is located within the Battle Mountain-Eureka trend, a northwest-trending geological belt located in north-central Nevada. The property contains gold, silver and base metal mineralization and exploration targets within the Archimedes underground project and Mineral Point open pit project. Processing infrastructure at Ruby Hill includes a primary crushing plant, grinding mill, leach pad, and carbon-in-column circuit, as well as associated mining infrastructure. Some of the existing facilities are expected to be utilized for Mineral Point, however new crushing, a Merrill Crowe plant, and heap leach facilities will be required.

During the first quarter of 2025, the Company finalized a PEA for the Ruby Hill property covering both Archimedes underground and Mineral Point open pit projects.

Ruby Hill Property		Three months ended March 31,
Operational Statistics		2026	2025
Gold produced	oz	393	623
Gold sold	oz	383	452
Underground mine development (pre-development)	meters	660	—
Archimedes drilling	meters	4,262	—
Mineral Point drilling	meters	750	—

Financial Statistics		2026	2025
Processing cost (produced oz)	$/oz	3,356	1,652
Site G&A (produced oz)	$/oz	875	1,210
Royalties	$000s	53	37
Capital expenditure	$000s	1,064	192
Pre-development, evaluation and exploration expenses	$000s	12,382	3,191

Archimedes underground project

During the three months ended March 31, 2026, underground development at the Archimedes project advanced ahead of schedule, with approximately 660 meters completed during the quarter supported by favorable ground conditions. A new dewatering well was completed during the quarter, with pump testing scheduled for the second quarter of 2026. Predictive groundwater modeling and geochemical technical studies are ongoing in support of the Lower Archimedes permitting process. The timeframe for first gold mined is in the second half of 2026.

The Company also completed 4,262 meters of infill drilling at the 426 zone of Upper Archimedes, with infill drilling of the Ruby Deeps zone within Lower Archimedes expected to commence in the second quarter of 2026, following the completion of the exploration drift. Together, these programs will form the technical basis for the Archimedes Underground feasibility study, which is targeting late in the first quarter of 2027, pending the potential expansion of the current drill program. New assay results from the first 20 holes from the Upper Archimedes drill program were reported subsequent to the first quarter on April 8, 2026, and continue to demonstrate high-grade mineralization throughout Upper Archimedes, returning high-grade intercepts consistent with the current geological model.

Capital expenditures for the three months ended March 31, 2026 were primarily from construction of a dry room trailer, office infrastructure upgrades, power upgrades and mine load centers for the underground.

Pre-development, evaluation and exploration expenditures were $12.4 million for the three months ended March 31, 2026, primarily due to increased underground development at the Archimedes underground project which began in the third quarter of 2025. During the first quarter of 2026, the higher expenditure is driven by a decline advance rate that exceeded expectations, resulting in accelerated development activity and the construction of surface infrastructure.

The Company continues to leach the historic leach pads on the Ruby Hill property recovering minor amounts of gold. For the residual leaching process, management continues to focus on improving solution flows to control ponding and optimizing cyanide application rates with the objective of increasing production from the historic leach pad during the first quarter of 2026.

Mineral Point open pit project

At Mineral Point open pit, two surface core drill rigs completed 750 meters of surface core drilling during the first quarter of 2026. This drill program was designed to support a pre-feasibility trade-off study covering hydrogeology, metallurgy, and an optimized mine plan. Mineral Point currently hosts the Company’s largest gold and silver mineral resources. The $250 million NSR Royalty completed in the first quarter of 2026 includes $50 million allocated to advancing infill drilling, engineering, and early-stage pre-permitting at Mineral Point in 2026 in support of a pre-feasibility study anticipated for completion in 2027.

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

Cove Project		Three months ended March 31,
Operational Statistics		2026	2025
Drilling	meters	—	4,499

Financial Statistics		2026	2025
Pre-development, evaluation and exploration expenses	$000s	1,719	2,547

During the three months ended March 31, 2026, the Company continued to advance the feasibility study for the Cove Underground project, which is expected to be completed in the second quarter of 2026. Further, the Company also submitted updated hydrological and geochemical baseline reports to the BLM. During the second quarter, the Company submitted the updated biological baseline studies report, as well as the Plan of Operations amendment to the BLM.

Lone Tree Plant

The Lone Tree property is a historic producing mine that ceased mining operations in 2006 and is located within the Battle Mountain-Eureka Trend, midway between the Company's Granite Creek property and Cove underground project. The Lone Tree open pit is not currently included in the new development plan. The Lone Tree Plant is currently non-operational and a construction decision on its refurbishment was made by the Board of Directors during the first quarter of 2026. i-80 Gold is one of two gold companies in Nevada with an autoclave processing plant (the other being owned by Nevada Gold Mines Inc., a joint venture between Barrick Mining Corporation and Newmont Corporation).

The Lone Tree Plant is envisioned to process material from the Company’s three underground mines, Granite Creek, Archimedes, and Cove, to establish a regional hub-and-spoke mining and processing model. Upon refurbishment and commissioning, the Lone Tree Plant will allow the Company to transition from toll milling to owner-operated processing. This shift is expected to materially increase operating margins and enhance free cash flow generation.

Lone Tree		Three months ended March 31,
Operational Statistics		2026	2025
Gold produced	oz	1,575	2,073
Gold sold	oz	1,440	1,394

Financial Statistics		2026	2025
Processing cost (produced oz)	$/oz	1,442	551
Site G&A (produced oz)	$/oz	351	154
Capital expenditure	$000s	5,959	63

The leaching of the historic leach pad at Lone Tree continues to produce gold at profitable quantities.

Lone Tree Plant Refurbishment Project

During the fourth quarter of 2025, an engineering study was completed for the Lone Tree Plant refurbishment, which updated an internal feasibility study completed in 2023 to incorporate design optimizations, value engineering initiatives, a filtered tailings system, and updated cost estimates to support an improved execution strategy. A positive construction decision was made in the first quarter of 2026 alongside the successful completion of the Company's recapitalization. Plant commissioning is anticipated at the end of 2027.

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

The Lone Tree Plant is permitted for the existing operational components in use. The approval of new and revised permit applications pertaining to air quality, mercury control, water pollution control, reclamation management, and other secondary programs for the new design remain outstanding. The Company submitted the necessary applications for air quality, mercury control and water quality environmental permits in the first quarter of 2026, ahead of schedule. Various construction activities are expected to commence upon the approval of needed permits, the Company does not envision delays in the construction schedule due to the permitting process at this time.

Capital expenditures for the three months ended March 31, 2026 were primarily related to the refurbishment of the Lone Tree Plant.

During the first quarter, the Company provided Hatch with a formal Notice to Proceed ("NTP") for the Lone Tree refurbishment project. In preparation, procurement for long lead equipment and detailed engineering activities commenced in 2025 to optimize the schedule. At present, the project is on plan for the first gold pour in December 2027 and costs remain in line with the control estimate issued in November 2025. As of March 31, 2026, total construction commitments were $31.2 million, with approximately 50% of the project’s commitments expected towards the end of the first half of 2026. On-site early works commenced in the second quarter of 2026, which includes the mobilization of the Hatch construction team and the initiation of equipment demolition, building refurbishment and repairs, and installation of lighting and electrical replacement and upgrades.

DISCUSSION OF FINANCIAL RESULTS

	Three months ended March 31,
(in thousands of USD)	2026	2025
Revenue	52,390	14,048
Cost of sales	(35,829)	(10,766)
Depletion, depreciation and amortization	(483)	(376)
Gross profit	16,078	2,906

Expenses
Pre-development, evaluation and exploration	25,699	9,545
General and administrative	7,632	4,990
Property maintenance	4,565	4,147
Loss from operations	(21,818)	(15,776)

Other income and expenses, net	(42,279)	(17,225)
Interest expense	(6,184)	(8,204)
Loss on loan extinguishment	(7,110)	—
Loss before income taxes	(77,391)	(41,205)

Current tax expense	(1,210)	—
Net loss	(78,601)	(41,205)
Financial results for the three months ended March 31, 2026

Revenue

Revenue for the three months ended March 31, 2026 was $52.4 million, an increase from $14.0 million in the comparative prior period. During the three months ended March 31, 2026, gold ounces sold1 totaled 10,590 ounces at an average realized gold price2 of $4,941 per ounce, compared to gold ounces sold1 of 4,952 at an average realized gold price1 of $2,825 per ounce during the same period of 2025.

	Three months ended March 31,
Spot price per ounce of gold ($)	2026	2025	% Change
Average	4,873	2,862	70%
Low	4,353	2,635	65%
High	5,405	3,123	73%
Average realized	4,941	2,825	75%

Cost of sales

Cost of sales for the three months ended March 31, 2026 was $35.8 million, an increase from $10.8 million in the comparative prior year quarter due to higher gold ounces sold1 and a higher processing costs, driven by sulfide mineralized material processed under the third-party toll-milling agreement finalized in March 2025, with no processing activity in the comparable prior year period.
1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 57% in 2026 (2025 - 59%).
2This is a Non-GAAP and Supplementary Financial measure; please see “Non-GAAP and Supplementary Financial Performance Measures” section.

Pre-development, evaluation and exploration expenses

	Three months ended March 31,
(in thousands of USD)	2026	2025
Ruby Hill	12,382	3,191
Granite Creek	11,398	3,770
Cove	1,719	2,547
Other	200	37
Total pre-development, evaluation and exploration	25,699	9,545

For the three months ended March 31, 2026, the Company incurred higher pre-development, evaluation and exploration expenses, compared to the prior year period reflecting the increased activity to advance key development milestones across all five gold projects within its development plan. At Granite Creek, expenses increased primarily due to increased underground development expenditures, largely related to dewatering infrastructure, along with drilling costs and other technical work related to the preparation of a feasibility study targeted for the second quarter of 2026.

At Ruby Hill, spending increased primarily due to expenditures related to Archimedes underground development as the advancement rate of the decline exceeded expectations, resulting in accelerated development activity and higher drilling expenses related to geologic mapping of the underground and construction of the drill bays. In the prior year quarter, no underground development activity had commenced.

Cove pre-development, evaluation and exploration expenditures decreased in the current quarter compared to the prior year quarter as the feasibility study work completed in the first quarter of 2026 was lower than the drilling cost performed during the first quarter of 2025.

General and administrative

For the three months ended March 31, 2026, general and administrative expenses are higher compared to the prior year period primarily due to the revaluation of share based compensation due to the increase in the Company's share price of approximately $1.6 million.
Other expense

	Three months ended March 31,
(in thousands of USD)	2026	2025
Loss on Silver Purchase Agreement	(26,802)	(7,475)
Loss on fair value measurement of Orion Gold Prepay Agreement derivative	(3,377)	(8,263)
Finance fee expense	(9,922)	—
Loss on fair value measurement of NSR Royalty	(7,624)	—
Loss on fair value measurement on Convertible Loans derivative	(3,463)	(1,437)
Gain on fair value measurement of 2026 Gold Prepay derivative	7,893	—
Gain (loss) on fair value measurement of warrant liabilities	403	(434)
Other income	613	384
Total other expense	(42,279)	(17,225)
Losses and gains on Silver Purchase Agreement, NSR Royalty, 2026 Gold Prepay derivative represents fair value revaluation driven by changes in the gold and silver forecast prices during the period.

The loss on convertible loans derivative represents the fair value measurement changes related to the conversion feature.

Finance fee expense relates primarily to origination costs for the NSR Royalty as well as other general financing arrangement costs not allocable to the financing transactions that closed during the first quarter of March 31, 2026.

Interest Expense

	Three months ended March 31,
(in thousands of USD)	2026	2025
Convertible loans	2,342	2,639
2023 Convertible Debentures	1,369	1,504
Silver Purchase Agreement	944	1,245
Orion Gold Prepay	490	2,470
Amortization of finance costs	379	346
2026 Gold Prepay	408	—
2026 Convertible Debentures	240	—
Other interest expense	12	—
Total interest expense	6,184	8,204

Interest expense for the three months ended March 31, 2026 was $6.2 million, a decrease of $2.0 million compared to the prior year quarter. The decreased interest expense was primarily related to Orion Gold Prepay interest as a result of settlements.

Loss on loan extinguishment

Loss on loan extinguishment related to the Convertible Debentures, Orion Gold Prepay and Orion Convertible Loan were recognized on the settlement of these debt instruments prior to maturity as well as for the convertible debentures related to the premium paid.

DISCUSSION OF FINANCIAL POSITION

Balance Sheet Review
Assets
Cash and cash equivalents increased by $450.3 million from $63.2 million at December 31, 2025 to $513.5 million as at March 31, 2026. Refer to the Liquidity and Capital Resources and cash flow section below for further details.

Property, plant and equipment have increased by $13.7 million due to increase in the Lone Tree Plant refurbishment activities, Granite Creek and Ruby Hill capital expenditures.

Other assets have increased due to the 2026 Gold Prepay derivative asset recognized in the amount of $7.9 million.
Liabilities
Total liabilities as at March 31, 2026 were $877.4 million compared to $356.6 million as at December 31, 2025. The increase was due primarily to the completion of the recapitalization including the closing of the 2026 Convertible Debentures, the NSR Royalty, and 2026 Gold Prepay and increases in other liabilities related to the Silver Prepay derivative which increased due to metal prices.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook

	Year ended
(in thousands of USD)	March 31, 2026	December 31, 2025
Cash and cash equivalents	513,506	63,240
Working capital	493,645	(37,919)

Changes in cash and cash equivalents are discussed in the cash flow section. The working capital position has significantly improved from December 31, 2025 due to an increase in cash received from the recapitalization plan which includes the NSR Royalty, 2026 Convertible Debenture, and the 2026 Gold Prepay, net of the existing debt that was repaid.

For the three months ended March 31, 2026, the Company completed its recapitalization plan by securing over $1 billion in committed and available capital. As a result, the Company is fully funded to advance Phase 1 and Phase 2 of its development plan and is in a strong liquidity position. Additional liquidity is available through the remaining $25.0 million from the NSR Royalty, subject to satisfaction of specified project expenditure conditions, the $100.0 million accordion feature under the 2026 Gold Prepay, and future proceeds from warrant exercises.

Debt

	Year ended
(in thousands of USD)	March 31, 2026	December 31, 2025
2026 Convertible debenture	274,547	—
2026 Gold Prepay Agreement	144,554	—
Silver Purchase Agreement	18,082	18,775
2023 Convertible Debentures	—	80,326
Orion Convertible Loan	—	66,085
Orion Gold Prepay	—	8,176
Other	650	1,355
Total	437,833	174,717

NSR Royalty

On March 16, 2026, the Company completed an NSR Royalty recorded within other liabilities, bears a royalty rate of 1.5% of net smelter returns through December 31, 2030, increasing to 3.0% thereafter, and is payable monthly in cash or in-kind as refined gold or silver at Franco‑Nevada’s election. The royalty applies to production from all of the Company's mineral properties, including Granite Creek, Cove, the Ruby Hill Complex and Lone Tree, and is perpetual in duration.

2026 Convertible Debentures

On March 23, 2026, the Company closed an offering of $287.5 million principal amount of the 2026 Convertible Debentures. The Company received net proceeds of $274.5 million after debt issuance costs of $13.0 million. The 2026 Convertible Debentures bear interest at a rate of 3.75% per annum, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing October 15, 2026. The 2026 Convertible Debentures matures on April 15, 2031, unless earlier converted, redeemed, or repurchased.

2026 Gold Prepay

On March 16, 2026, the Company entered into the 2026 Gold Prepay with NBC and Macquarie. Under the 2026 Gold Prepay, the Company received aggregate net proceeds of $144.1 million, representing gross prepayments of $75.0 million from each of NBC and Macquarie, net of debt issuance costs of $5.9 million. In exchange, the Company is obligated to deliver an aggregate of 39,978  ounces of gold, with monthly deliveries scheduled from January 2028 through June 2030.

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

Until the delivery of an aggregate of 1.2 million ounces of silver, the Company is required to deliver the following minimum amounts of silver ("the Annual Minimum Delivery Amount") in each calendar year: (i) in 2022, 300,000 ounces, (ii) in 2023, 400,000 ounces, (iii) in 2024, 400,000 ounces, and (iv) in 2025, 100,000 ounces. In the event that in a calendar year the amount of silver delivered under the Silver Purchase Agreement is less than the Annual Minimum Delivery Amount, the Company shall make up such difference (the “Shortfall Amount”) by delivering on or before the fifteenth day of the month immediately following such calendar year (the "Delivery Deadline"). At the Company’s sole option, the obligation to make up the Shortfall Amount to Orion may be satisfied by the delivery of refined gold instead of refined silver, at a ratio of 1/75th ounce of refined gold for each ounce of refined silver. The Silver Purchase Agreement was funded April 2022. The annual minimum delivery amounts have been delivered in full during the three months ended March 31, 2026.

2023 Convertible Debentures

The 2023 Convertible Debentures bear interest at a fixed rate of 8.0% per annum carried a maturity date of February 22, 2027. Outstanding amounts under the 2023 Convertible Debentures are convertible into common shares of the Company at any time prior to maturity at the option of the lender (a) in the case of the outstanding principal, $3.38 per common share, and (b) in the case of accrued and unpaid interest at the market price of the common shares at time of the conversion of such interest less a 15% discount.

During the first quarter of 2026, the Company exercised its redemption right and redeemed all of the outstanding 2023 Convertible Debentures for total cash consideration of $72.9 million, with accrued interest and the 4% mandatory redemption premium settled through the issuance of 8.1 million common shares and a cash payment of $5.3 million.

Orion Convertible Loan

The Orion Convertible Loan bears interest at a rate of 8.0% annually and will mature on June 30, 2026. During the first quarter of 2026, the Company repaid the Orion Convertible Loan in full, including the outstanding principal of $50 million and accrued interest of $20.4 million.

The Orion Convertible Loan was extinguished through a cash payment of $69.7 million and the issuance of 3.0 million common shares with a fair value of $5.3 million, for total consideration of $75.0 million.

Orion Gold Prepay

On December 13, 2021, the Company entered into a Gold Prepay Agreement with Orion, which was later amended in April 2022 to adjust the quantity of the quarterly deliveries for aggregate deliveries of 30,400 ounces of gold.

On September 20, 2023, the Company entered into the amended and restated Gold Prepay Agreement with Orion pursuant to which the Company received aggregate gross proceeds of $20.0 million (the "2023 Gold Prepay Accordion") structured as an additional accordion under the existing Gold Prepay Agreement. The 2023 Gold Prepay Accordion will be repaid through the delivery by the Company to Orion of 13,333 ounces of gold. The first delivery occurred on March 31, 2024, and the last delivery to occur on December 31, 2026.

During the first quarter of 2026, the Company fully settled the outstanding deliveries of 4,440 ounces of gold remaining under the Orion Gold Prepay through a cash payment of $22.4 million.

Working Capital Facility

On April 29, 2025, the Company finalized a master purchase and sale agreement with Auramet International, Inc. Under the Auramet Agreement, the Company can receive a prepayment of up to $12.0 million for gold contained in mineralized material. The Company recognized this contract as a revenue contract however the agreement provides the Company working capital flexibility. As at March 31, 2026, no amounts have been drawn.

Equity

Outstanding share data	As of May 12, 2026
Common Shares	862,051,146
Warrants	195,977,078
Stock Options	6,670,307
Restricted Share Units ("RSU")	15,502,251
Performance Share Units ("PSU")	5,666,094
Deferred Share Units ("DSU")	1,811,481

Share Capital

During the three months ended March 31, 2026 and 2025 the Company issued the following shares:

		Three months ended
(in thousands of U.S. dollars and shares)		March 31, 2026		March 31, 2025
		Number of shares issued	Amounts	Number of shares issued	Amounts
Share purchase warrants	(a)	13,603	10,295	—	—
2023 Convertible Debenture redemption	(b)	8,134	13,354	—	—
Orion Convertible Loan repayment	(c)	2,993	5,177	—	—
Private placement	(d)	—	—	29,210	16,008
ATM Program	(e)	—	—	4,341	2,433
Share-based compensation		1,520	2,558	20	52
Total		26,250	31,384	33,571	18,493

Share Purchase Warrants

(a) During the period ended March 31, 2026, 13.6 million warrants were exercised at an exercise price of $0.70 per share, resulting in the issuance of common shares of the Company for cash proceeds of $9.5 million.

2023 Convertible Debenture redemption

(b) In connection with the 2023 Convertible Debenture redemption the Company issued 8.1 million common shares with a fair value of $13.4 million.

Orion Convertible Loan repayment

(c) In connection with the Orion Convertible Loan repayment the Company issued 3.0 million common shares with a fair value of $5.3 million.

Prospectus Offering of Common Shares

(d) On January 31, 2025, the Company closed a prospectus offering of 28.2 million common shares of the Company at a price of C$0.80 per share for aggregate gross proceeds of the Company of approximately $15.6 million (C$22.6 million).

On February 28, 2025, in connection with the prospectus offering, the Company closed a private placement of an aggregate of 1.0 million common shares to certain directors and officers of the Company at a price of C$0.80 per share for gross proceeds of approximately $0.6 million (C$0.8 million).

ATM Program

(e) During the first quarter of March 31, 2025, the Company issued 4.3 million common shares under the ATM Program for total gross proceeds of $2.5 million. The ATM Program expired on March 31, 2025.

Cash Flows

	Three months ended March 31,
(in thousands of U.S. dollars, unless otherwise noted)	2026	2025
OPERATING ACTIVITIES
Net loss	$(78,601)	$(41,205)
Adjustments	56,702	28,335
Net change in operating assets and liabilities	(23,181)	(9,831)
Cash used in operating activities	$(45,080)	$(22,701)

INVESTING ACTIVITIES
Capital expenditures on property, plant and equipment	(11,856)	(356)
Cash used in investing activities	$(11,856)	$(356)

FINANCING ACTIVITIES
Gross proceeds from 2026 Convertible Debentures	287,500	—
Gross proceeds from from NSR	225,000	—
Gross proceeds from 2026 Gold Prepay	150,000	—
Warrant and stock option exercises	10,201	8
Principal repayment on 2023 Convertible Debentures	(67,600)	—
Principal repayment on Orion Convertible Loan	(49,347)	—
Debt and other liability issuance costs	(24,634)	(294)
Principal repayment on Orion Gold Prepay	(22,398)	—
Proceeds from shares issued in equity offerings	—	18,618
Other	(1,213)	(16)
Cash provided by financing activities	$507,509	$18,316

Change in cash, cash equivalents and restricted cash during the period	450,573	(4,741)
Cash, cash equivalents and restricted cash, beginning of period	105,263	59,290
Effect of exchange rate changes on cash held	(5)	(126)
Cash, cash equivalents and restricted cash, end of period	$555,831	$54,423

Cash flows for the three months ended March 31, 2026

Cash used in operating activities for the three months ended March 31, 2026, was $45.1 million compared to $22.7 million cash used in operating activities in the comparative period in 2025. The increase in cash used in operating activities for the three months ended March 31, 2026 was primarily due to interest payments made on the settlement of the Orion Convertible loan of $20.4 million and the 2023 Convertible Debentures of $5.3 million.

Cash used in investing activities was primarily for the Lone Tree Autoclave refurbishment project, the Granite Creek water treatment plant and substation, and infrastructure capital at Archimedes at Ruby Hill.

Cash provided by financing activities for the three months ended March 31, 2026 was $507.5 million compared to cash provided by financing activities of $18.3 million in the comparative period of 2025. Cash provided by financing activities for the three months ended March 31, 2026, was higher than the comparative period mainly due to net proceeds received from financing transactions that totaled $637.2 million from 2026 Convertible Debentures of $274.5 million, NSR Royalty of $218.6 million, and 2026 Gold Prepay of $144.1 million, partially offset by legacy debt principal repayments totaling $139.3 million. Additionally cash proceeds were received from the warrant exercises.

COMMITMENTS AND CONTINGENCIES

The Company has described its commitments and contingencies in Note 18 of the Financial Statements for the three months ended March 31, 2026.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting policies and estimates used to prepare our financial statements are discussed with our audit committee as they are implemented. There were no significant changes in our critical accounting policies or estimates since the Annual Report Form 10-K for December 31, 2025. For further details on the Company’s accounting policies and estimates, refer to the Company’s Financial Statements for the three months ended March 31, 2026.

NON-GAAP AND SUPPLEMENTARY FINANCIAL PERFORMANCE MEASURES

The Company has included certain non-GAAP commonly used in the mining industry that are not defined under US GAAP in this document. These include adjusted loss, adjusted loss per share, and average realized price per ounce. These measures are not defined under US GAAP, and therefore, they may not be comparable to similar measures employed by other companies. Management believes these measures in addition to measures determined in accordance with US GAAP provide investors with useful information to evaluate the Company's underlying operations and financial performance. Supplementary financial measures represents a component of a GAAP number. The measures presented are intended to provide additional information and should not be considered in isolation or as a substitute for measures prepared in accordance with US GAAP and should be read in conjunction with the Company's Financial Statements.

Definitions

"Average realized gold price” per ounce of gold sold is a supplementary financial measure and the calculation is shown below.

"Adjusted loss” and “adjusted loss per share” are non-GAAP financial performance measures that the Company considers to better reflect normalized earnings because it eliminates temporary or non-recurring items such as: gain and losses on fair value measurements, loss on loan extinguishment, loss on Convertible Loans and finance fee expense. Adjusted loss per share is calculated using the weighted average number of shares outstanding under the basic calculation of earnings per share.

Average realized gold price per ounce of gold sold1

	Three months ended March 31,
(in thousands of U.S. dollars, unless otherwise noted)	2026	2025
Consolidated
Revenue	52,390	14,048
Silver revenue	(64)	(61)
Gold revenue	52,326	13,987
Gold sold¹	10,590	4,952
Average realized gold price ($/oz)	4,941	2,825

Granite Creek
Revenue	43,839	8,695
Gold ounces sold[1]	8,767	3,106
Average realized gold price ($/oz)	5,000	2,799

Lone Tree
Revenue	6,886	3,963
Silver revenue	(60)	(14)
Gold revenue	6,826	3,949
Gold sold	1,440	1,394
Average realized gold price ($/oz)	4,740	2,833

Ruby Hill
Revenue	1,665	1,390
Silver revenue	(4)	(47)
Gold revenue	1,661	1,343
Gold sold	383	452
Average realized gold price ($/oz)	4,337	2,971

1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 57% in 2026 (2025 - 59%)

Adjusted loss1

Adjusted loss and adjusted loss per share exclude a number of temporary or one-time items detailed in the following table:

	Three months ended March 31,
(in thousands of U.S. dollars, unless otherwise noted)	2026	2025

Net loss	$(78,601)	$(41,205)
Adjust for:
Loss on Silver Purchase Agreement and embedded derivative	(26,802)	(7,475)
Finance fee expense	(9,922)	—
Loss on fair value measurement of NSR Royalty	(7,624)	—
Loss on loan extinguishment	(7,110)	—
Loss on fair value measurement of Convertible Loans derivative	(3,463)	(1,437)
Loss on fair value measurement of Orion Gold Prepay Agreement derivative	(3,377)	(8,263)
Gain on fair value measurement of 2026 Gold Prepay derivative	7,893	—
Gain (loss) on fair value measurement of warrant liability	403	(434)
Total adjustments	$(50,002)	$(17,609)
Adjusted loss	(28,599)	(23,596)

Weighted average shares	837,103,078	431,341,371
Adjusted loss per share	$(0.03)	$(0.05)

Adjusted loss was higher for the three months ended March 31, 2026, compared to the prior year period due to increased pre-development, evaluation and exploration expenses partially offset by higher gross profit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The CEO and the CFO have designed disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") or have caused them to be designed under their supervision, in order to provide reasonable assurance that (i) material information relating to the Company has been made known to them; and (ii) information required to be disclosed in the Company’s filings is recorded, processed, summarized and reported within the time periods specified in securities legislation. There were no changes made to i-80 Gold’s disclosure controls and procedures in the three months ended March 31, 2026. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The Company and its future business, operations, and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stages of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under the Company’s Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”) which is available on EDGAR at www.sec.gov and our website at www.i80gold.com. There have been no material changes to the risk factors set forth in the Company’s Form 10-K. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial may impair our business operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

ITEM 5. OTHER INFORMATION

(a)None

(b) During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Indenture between i-80 Gold Corp. and Computershare Trust Company, N.A. dated March 23, 2026
10.1	Net Smelter Return Royalty Agreement by and among, inter alios, i-80 Gold Corp. and Franco Nevada U.S. Corporation dated March 16, 2026
10.2*	Supplementary Terms Agreement by and among, inter alios, i-80 Gold Corp. and National Bank of Canada dated March 23, 2026 (portions redacted pursuant to Item 601 of Regulation S-K)
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

Date: May 12, 2026

i-80 Gold Corp

	By:	/s/ Richard Young
	Name:	Richard Young
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan Snow
	Name:	Ryan Snow
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)