Form 10-Q
period 2026-06-30
i-80 Gold Corp.
filed 2026-08-10
CIK 1853962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 10, 2026 the registrant had 865,901,683 common shares, no par value, outstanding.

FORWARD-LOOKING INFORMATION

Certain information set forth in this Quarterly Report Form 10-Q, including but not limited to management's assessment of the Company's future plans and operations; the anticipated timing of permitting the Lone Tree Plant, construction, refurbishment and commissioning; the anticipated benefits of the refurbished processing plant including to cash margins and recoveries, operating margins and free cash flow generation, and the transition from toll milling to owner-operated processing; the anticipated cost and payback period of the refurbishment plan; the perceived merit of projects or deposits; the impact, timing, and execution of the Company’s three-phase development plan; the anticipated timing of permitting, production, project development or completion dates for feasibility studies, technical studies, and recapitalization plan; execution and timing of all asset advancements in the development plan; that ramp-up activities at Granite Creek will lead to steady state production; the Granite Creek dewatering campaign; the potential to utilize the autoclave infrastructure at the Lone Tree Plant to process mineralized material pending the outcome of the refurbishment; that Mineral Point will become the Company’s largest producing asset and is expected to provide the biggest step change in company-wide production; the successful permitting of each project; the ability to further de-risk the development pipeline; the timing, completion and results of the Company’s drill programs; the inclusion of drill results in future feasibility studies and the expected conversion of mineral resources to higher confidence categories or to mineral reserves; that any of the projects will reach commercial production; and the Company’s ability to achieve mid-tier producer status; outlook on gold output; the anticipated growth expenditures; the anticipated timing of permitting, production, project development or technical studies; the Company's 2026 production, operating pre-development, evaluation and exploration cost guidance; the anticipated timing for water treatment plant completion at Granite Creek; anticipated commissioning of the Lone Tree Plant by the end of 2027; the expected timing of first gold from upper Archimedes; the anticipated implementation of a hub-and-spoke regional mining and processing model; and the Company's expectation that it has sufficient liquidity to meet its obligations as they become due, constitutes forward looking statements (collectively, "forward-looking information") within the meaning of applicable Canadian and United States securities laws.

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

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

i-80 GOLD CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands of United States Dollars, except for share data)
(Unaudited)

	Note	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents		$464,555	$63,240
Receivables, net		6,753	1,914
Inventories	3	35,003	29,254
Prepaids and deposits		6,830	5,642
Other assets	4	277	287
Total current assets		513,418	100,337
Other assets	4	36,107	4,667
Restricted cash	5	25,733	42,023
Property, plant and equipment, net	6	598,579	556,393
Total assets		$1,173,837	$703,420

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities		$45,500	$41,480
Income taxes payable	17	3,744	—
Debt	7	683	76,808
Reclamation liabilities		1,574	1,595
Other liabilities	8	7,960	18,373
Total current liabilities		59,461	138,256
Deferred tax liabilities		13,112	13,112
Debt	7	445,048	97,909
Reclamation liabilities		60,950	58,916
Other liabilities	8	337,219	48,454
Total liabilities		915,790	356,647

COMMITMENTS AND CONTINGENCIES	19

EQUITY
Common shares, unlimited authorized shares with no par value, 865,901,683 and 827,230,192 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	9	843,207	799,855
Additional paid-in capital		29,633	30,583
Accumulated deficit		(614,793)	(483,665)
Total equity		258,047	346,773
Total liabilities and equity		$1,173,837	$703,420

See accompanying notes to the Condensed Consolidated Financial Statements

i-80 GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in thousands of United States Dollars, except for share data)
(Unaudited)

		Three months ended June 30,		Six months ended June 30,
	Note	2026	2025	2026	2025
Revenues	12	$24,348	$27,836	$76,738	$41,884
Cost of sales		(15,157)	(26,491)	(50,986)	(37,257)
Depreciation, depletion and amortization	6	(573)	(547)	(1,055)	(923)
Gross profit		8,618	798	24,697	3,704

Expenses
Pre-development, evaluation and exploration		29,264	9,045	54,962	18,590
General and administrative	9	9,065	7,338	16,697	12,328
Property maintenance		4,423	3,166	8,988	7,313
Loss from operations		(34,134)	(18,751)	(55,950)	(34,527)

Other income	13	31,564	2,411	40,445	1,595
Other expenses	13	(38,143)	(4,398)	(89,303)	(20,808)
Interest expenses	14	(9,280)	(8,695)	(15,466)	(16,898)
Loss on loan extinguishment	15	—	(782)	(7,110)	(782)
Loss before income taxes		(49,993)	(30,215)	(127,384)	(71,420)

Income tax expense	17	(2,534)	—	(3,744)	—
Net loss and comprehensive loss		$(52,527)	$(30,215)	$(131,128)	$(71,420)

Net loss per share
Basic and diluted net loss per share	10	$(0.06)	$(0.05)	$(0.15)	$(0.14)

Basic and diluted weighted average shares outstanding	10	861,071,221	608,167,841	849,153,360	520,243,077

See accompanying notes to the Condensed Consolidated Financial Statements

i-80 GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of United States Dollars)
(Unaudited)

		Three months ended June 30,		Six months ended June 30,
	Note	2026	2025	2026	2025
OPERATING ACTIVITIES
Net loss		$(52,527)	$(30,215)	$(131,128)	$(71,420)

Adjustments
Depreciation, depletion and amortization	6	1,114	951	2,065	1,694
Accretion expense		1,067	977	2,133	1,954
Share-based compensation		2,538	1,809	5,057	2,502
Non-cash items included in other expense	11	11,363	2,936	44,332	20,500
Loss on loan extinguishment	15	—	782	7,110	782
Non-cash interest expense		6,538	7,843	12,470	16,047
Finance fee expense	13	142	—	6,368	—
Other		(2,931)	(392)	(3,003)	(238)
Net change in operating assets and liabilities	11	(16,888)	3,974	(40,068)	(5,857)
Cash used in operating activities		$(49,584)	$(11,335)	$(94,664)	$(34,036)

INVESTING ACTIVITIES
Additions to property, plant and equipment		(21,540)	(1,094)	(33,396)	(1,450)
Cash used in investing activities		$(21,540)	$(1,094)	$(33,396)	$(1,450)

FINANCING ACTIVITIES
Proceeds from 2026 Convertible Debentures	7	—	—	287,500	—
Proceeds from NSR Royalty	8	—	—	225,000	—
Proceeds from 2026 Gold Prepay	7	—	—	150,000	—
Repayment on 2023 Convertible Debentures	7	—	—	(67,600)	—
Repayment on Orion Convertible Loan	7	—	—	(49,347)	—
Repayment on Orion Gold Prepay	7	—	(30,989)	(22,398)	(30,989)
Net proceeds from New Gold Prepay and Silver Purchase Agreement		—	31,045	—	31,045
Principal repayment on New Gold Prepay and Silver Purchase Agreement		—	(31,045)	—	(31,045)
Principal repayment on Silver Purchase Agreement		—	(10,992)	—	(10,992)
Proceeds from equity offerings		—	176,476	—	195,095
Warrant and stock option exercises	9	5,978	—	16,179	8
Debt and other liability issuance costs		(614)	(1,759)	(25,248)	(2,053)
Other		230	(41)	(983)	(58)
Cash provided by financing activities		$5,594	$132,695	$513,103	$151,011

Cash, cash equivalents and restricted cash, beginning of period		555,831	54,423	105,263	59,290
Net change in cash, cash equivalents and restricted cash during the period		(65,530)	120,266	385,043	115,525
Effect of exchange rate changes on cash, cash equivalents and restricted cash		(13)	314	(18)	188
Cash, cash equivalents and restricted cash, end of period		$490,288	$175,003	$490,288	$175,003

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents		$464,555	$133,691	$464,555	$133,691
Restricted cash and cash equivalents		25,733	41,312	25,733	41,312
Total cash, cash equivalents, and restricted cash		$490,288	$175,003	$490,288	$175,003
Supplemental cash flow information [Note 11]
See accompanying notes to the Condensed Consolidated Financial Statements

i-80 GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Stated in thousands of United States Dollars, except for share data)
(Unaudited)

		Common Shares		Additional Paid-In Capital	Accumulated Deficit
	Note	Shares	Amount			Total Equity
Balance as at December 31, 2025		827,230,192	$799,855	$30,583	$(483,665)	$346,773
Issued from financing activities	9	11,127,290	18,531	—	—	18,531
Issued on exercise of warrants	9	13,603,447	10,295	(771)	—	9,524
Share-based compensation and related share issuances	9	1,520,468	2,558	111	—	2,669
Net loss		—	—	—	(78,601)	(78,601)
Balance as at March 31, 2026		853,481,397	$831,239	$29,923	$(562,266)	$298,896
Issued from financing activities	9	3,453,237	4,796	—	—	4,796
Issued on exercise of warrants	9	8,500,000	6,432	(482)	—	5,950
Share-based compensation and related share issuances	9	467,049	740	192	—	932
Net loss		—	—	—	(52,527)	(52,527)
Balance as at June 30, 2026		865,901,683	$843,207	$29,633	$(614,793)	$258,047

Balance as at December 31, 2024		409,786,957	$606,505	$18,977	$(284,818)	$340,664
Issued from financing activities	9	33,551,854	$18,441	$—	$—	$18,441
Share-based compensation and related share issuances	9	20,000	$52	$6	$—	$58
Net loss		—	—	—	(41,205)	(41,205)
Balance as at March 31, 2025		443,358,811	$624,998	$18,983	$(326,023)	$317,958
Issued from financing activities	9	371,000,000	164,948	10,517	—	175,465
Share-based compensation and related share issuances	9	338,480	237	95	—	332
Net loss		—	—	—	(30,215)	(30,215)
Balance as at June 30, 2025		814,697,291	$790,183	$29,595	$(356,238)	$463,540
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

The Company was incorporated on November 10, 2020, in the province of British Columbia, Canada. The Company’s common shares are listed on the New York Stock Exchange ("NYSE") under the trading symbol IAUX and on the Toronto Stock Exchange (“TSX”) under the trading symbol IAU. The Company's head office is located in Reno, Nevada, United States and its executive office is located in Toronto, Ontario, Canada.

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

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, conditions including a working capital deficit, operating losses and an expectation of future losses raised substantial doubt about the Company's ability to continue as a going concern. During the three months ended March 31, 2026, the Company completed the recapitalization of its capital structure through the completion of a gold prepay agreement and net smelter return royalty agreement, and the issuance of convertible debentures, the proceeds of which were used to repay its outstanding indebtedness, with the exception of the Silver Purchase Agreement which remains outstanding. As of March 31, 2026, the Company believed it had sufficient liquidity to meet its obligations as they became due within one year after the issuance of these financial statements. The Company reassesses the relevant conditions and events each reporting period and accordingly, the Company continues to conclude that substantial doubt about its ability to continue as a going concern does not exist.

(b)Basis of presentation

The Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. While information and note disclosures normally included in annual financial statements and prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, the Company believes that the information and disclosures included in the Financial Statements are adequate and not misleading. Therefore, this information should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed on February 19, 2026. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2025. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. The results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Certain reclassifications have been made to prior year footnotes to conform to classifications used in the current year, specifically the separate presentation of stockpile held at third-party processing facilities (Note 3). This reclassification had no effect on our consolidated balance sheet, statement of operations and comprehensive loss, or statement of cash flows previously presented.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

3.INVENTORIES

	June 30, 2026	December 31, 2025
Mineralized material in stockpiles and on leach pads	$9,206	$8,085
Stockpile at third-party processing facility	12,567	11,551
Work-in-process	4,747	3,763
Finished goods	5,961	4,113
Materials and supplies	2,522	1,742
Total inventories	$35,003	$29,254

During the three and six months ended June 30, 2026, the Company recognized, within cost of sales, inventory write-downs of nil (2025 - $3.1 million and $4.0 million, respectively). Stockpile at third-party processing facility, presented separately above, was previously included within mineralized material in stockpiles and on leach pads. Prior period amounts have been reclassified to conform to the current period presentation.

4.OTHER ASSETS

	June 30, 2026	December 31, 2025
2026 Gold Prepay Agreement embedded derivative (i)	$29,893	$—
Operating lease assets	3,214	4,667
Long-term prepaid (ii)	3,000	—
Other assets	277	287
Total other assets	$36,384	$4,954
Less current portion	277	287
Long-term portion	$36,107	$4,667

(i)The financial asset represents the embedded derivative in relation to the gold‑indexed pricing feature within the 2026 Gold Prepay (Note 7 and Note 20). The embedded derivative is recognized at fair value, with changes in fair value recorded in other income or other expense (Note 13).
(ii)The long-term prepaid asset relates to a $3.0 million advance payment under a supply arrangement related to the autoclave processing plant at the Company's Lone Tree property, which is currently undergoing refurbishment.
5.RESTRICTED CASH

The Company has restricted cash relating to the reclamation for its Granite Creek, Lone Tree and Ruby Hill properties. During the three months ended June 30, 2026, $16.9 million was released from restricted cash to cash and cash equivalents.

6.PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2026	December 31, 2025
Pre-development and exploration properties (i)	$363,394	$363,394
Property, plant and equipment (ii)	186,197	180,098
Construction-in-progress (i)	72,549	34,436
Total	622,140	577,928
Accumulated depreciation, depletion and amortization	23,561	21,535
Property, plant and equipment, net	$598,579	$556,393
(i)Pre-development and exploration properties and construction-in-progress are not subject to depletion.
(ii)Included in property, plant and equipment is $98.3 million (December 31, 2025 - $98.2 million) not subject to depreciation, depletion and amortization.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

Total depreciation, depletion and amortization on property, plant and equipment are recorded in the following:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of sales	$573	$547	$1,055	$923
Pre-development, evaluation and exploration	193	61	329	75
General and administrative	53	41	96	84
Property maintenance	295	302	585	612
Total depreciation, depletion and amortization	$1,114	$951	$2,065	$1,694

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

7.DEBT

	June 30, 2026	December 31, 2025
2026 Convertible Debentures	$275,106	$—
2026 Gold Prepay	149,549	—
Silver Purchase Agreement	19,031	18,775
2023 Convertible Debentures	—	80,326
Orion Convertible Loan	—	66,085
Orion Gold Prepay	—	8,176
Other	2,045	1,355
Total debt	$445,731	$174,717
Less current portion of debt	683	76,808
Long-term debt	$445,048	$97,909
2026 Convertible Debentures
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

As of June 30, 2026, accrued interest of $3.0 million was recorded in accounts payable and accrued liabilities.

2026 Gold Prepay
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

The Company has an accordion feature which provides an additional $100 million for a 24-month period from closing, subject to customary conditions and lender approval. As of June 30, 2026, no amounts have been drawn under the accordion feature.

The Company accounts for each counterparty arrangement within the 2026 Gold Prepay as a hybrid instrument consisting of a debt host contract and a bifurcated embedded derivative. The host contract is accounted for as a financial liability and is measured at amortized cost. The arrangement contains a gold‑indexed pricing feature that is bifurcated and accounted for as an embedded derivative measured at fair value each reporting period (Note 4 and Note 20).

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

The Silver Purchase Agreement is recognized as a financial liability at amortized cost and it contains two embedded derivatives as further described in Note 8 (ii) and Note 20 of these Financial Statements. Interest expense is calculated by applying the effective interest rate to the financial liability. As of June 30, 2026, the effective interest rate was 21.9% (December 31, 2025 - 21.9%). Interest accretion is included in interest expense.

During the three and six months ended June 30, 2026, the Company settled 2,065 and 96,223 ounces of silver, respectively, under the Silver Purchase Agreement. Of the year-to-date deliveries, 94,158 ounces were settled during the first quarter in satisfaction of the remaining 2025 Minimum Annual Delivery Amount. As of June 30, 2026, the Company has delivered an aggregate of 1.2 million ounces of silver under the Silver Purchase Agreement, satisfying all Annual Minimum Delivery Amounts required through 2025, with no remaining minimum delivery obligations outstanding.

The obligations under the Silver Purchase Agreement are secured obligations of the Company and its wholly-owned subsidiaries Ruby Hill Mining Company LLC, and Osgood Mining Company LLC, and secured against the Ruby Hill project in Eureka County, Nevada and the Granite Creek project in Humboldt County, Nevada.

2023 Convertible Debentures
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

During the first quarter of 2026, the Company exercised its redemption right and redeemed all of the outstanding 2023 Convertible Debentures at a 104% premium of the outstanding principal plus accrued interest up to the redemption date. The principal amount of $65.0 million, together with the 4% mandatory redemption premium of $2.6 million, was repaid in cash. Accrued interest of $18.0 million, together with the 4% mandatory redemption premium of $0.7 million, totaling $18.7 million, was settled through the issuance of 8.1 million common shares with a fair value of $13.4 million (Note 9) and a cash payment of $5.3 million. Total cash consideration paid amounted to $72.9 million. Upon extinguishment, the Company derecognized the carrying amount of the debt liability and recorded a loss on extinguishment of debt of $4.4 million. The loss represents the excess of the repayment amount of the debt over its carrying amount and is included in loss on loan extinguishment.

The 2023 Convertible Debentures contained a conversion feature, a change of control feature, and a forced conversion feature that were considered embedded derivatives by the Company and measured at fair value. The conversion feature, change of control feature, and forced conversion feature were classified as financial liabilities and not separated from the host liability component. The conversion feature and forced conversion feature were considered to be indexed to the Company's shares. The mandatory redemption right was considered to be an embedded derivative by the Company, classified as financial liability and not separated from the host liability component.

Interest expense was calculated by applying the effective interest rate of 9.4% to the host liability component up to the date of redemption. Interest accretion is included in interest expense.

Orion Convertible Loan
On December 13, 2021, the Company entered into a Convertible Credit Agreement with OMF Fund III (F) Ltd., an affiliate of Orion to borrow $50 million (the "Orion Convertible Loan"). The Orion Convertible Loan bore interest at a rate of 8.0% annually and had a maturity date of June 30, 2026. The Orion Convertible Loan was repaid in full during the first quarter of 2026.

On January 15, 2025, the Company entered into an Amended and Restated Orion Convertible Loan Agreement. Pursuant to the amendment, the maturity date was extended from December 13, 2025, to June 30, 2026, and certain security was put in place to secure the Company’s obligations under the Orion Convertible Loan. Additional security against the Company’s Ruby Hill and Granite Creek projects was put in place as of March 31, 2025. In connection with the amendment the Company issued to Orion 5.0 million common share purchase warrants (Note 8) and entered into an offtake agreement with Orion, commencing December 2028. Management determined that the modification to the agreement was non-substantial and accordingly, the Company accounted for the modification as an adjustment to the financial liability.

During the first quarter of 2026, the Company repaid the Orion Convertible Loan in full, including the outstanding principal of $50.0 million and accrued interest of $20.4 million. The Orion Convertible Loan was extinguished through a cash payment of $69.7 million and the issuance of 3.0 million common shares with a fair value of $5.3 million (net $5.2 million) (Note 9), for total consideration of $75.0 million. Upon early repayment, the Company derecognized the carrying amount of the debt host liability and the related derivative liabilities and recorded a loss on extinguishment of debt of $1.6 million. The loss represents the excess of the repayment amount over the aggregate carrying amount of the host debt and the related derivative liabilities and is included in loss on loan extinguishment. As at June 30, 2026, there are no amounts outstanding under the Orion Convertible Loan.

The Orion Convertible Loan contained a change of control feature, a conversion feature, and a forced conversion feature that were considered embedded derivatives by the Company. The change of control feature and conversion feature were classified as derivative financial liabilities measured at fair value (Note 20). The forced conversion feature was not separated from the host contract as it was considered to be indexed to the Company's shares. The initial fair value of the convertible loan was determined using a market interest rate for an equivalent non-convertible loan at the issue date. The liability was subsequently recognized on an amortized cost basis until extinguished.

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

The Orion Gold Prepay was recognized as a financial liability measured at amortized cost and contained an embedded derivative in relation to the embedded gold price within the agreement that was bifurcated and measured at fair value each reporting period through the date of extinguishment (Note 8 and Note 20). Interest expense was calculated by applying the effective interest rate of 29.1% to the carrying amount of the debt liability up to the date of repayment. Interest accretion is included in interest expense.

8.OTHER LIABILITIES

	June 30, 2026	December 31, 2025
NSR Royalty	$256,035	$—
Silver Purchase Agreement embedded derivative	57,669	20,380
Warrant liability	18,948	24,117
Share-based payment liability	9,223	6,959
Lease liability	3,304	4,735
Orion Gold Prepay embedded derivative	—	9,278
Conversion and change of controls rights	—	1,358
Total other liabilities	$345,179	$66,827
Less current portion	7,960	18,373
Long-term portion	$337,219	$48,454

NSR Royalty
On March 16, 2026, the Company entered into a net smelter return royalty financing arrangement (the "NSR Royalty") with Franco‑Nevada U.S. Corporation ("Franco-Nevada"), granting a perpetual royalty on production from the Company’s properties, including Granite Creek, Cove, the Ruby Hill Complex and Lone Tree. Gross proceeds were $250.0 million, of which $225.0 million was received at closing. Of the $225 million amount received, $25 million is required to be allocated to the advancement of technical and permitting work on the Mineral Point project. An additional $25.0 million is expected to be made available to advance Mineral Point, contingent upon satisfaction of specified project expenditure conditions related to the Mineral Point project.

The royalty rate is 1.5% of net smelter returns through December 31, 2030, increasing to 3.0% thereafter. The royalty is payable monthly in cash or in-kind as refined gold or silver at Franco‑Nevada’s election.

The royalty obligation was classified as a financial liability. Upon initial recognition, the Company elected the fair value option and, accordingly, measures the obligation at fair value at each reporting date with changes in fair value recorded in other income or other expense (Note 13). As of June 30, 2026, the current portion of the NSR Royalty liability was $3.7 million (December 31, 2025 - nil). Finance fees of $6.4 million related to the NSR royalty have been recognized in other expense (Note 13).

During the three and six months ended June 30, 2026, the Company repaid $0.4 million and $0.6 million, respectively.

Silver Purchase Agreement embedded derivative

The financial liability represents the embedded derivative in relation to the silver price included in the Silver Purchase Agreement (Note 7 and Note 20). The Company recognizes the embedded derivative at fair value with any changes in fair value recorded in other income or other expense (Note 13). As of June 30, 2026, the current portion of the Silver Purchase Agreement embedded derivative liability was nil (December 31, 2025 - $2.7 million).

Warrant liability

	Issue date	Expiry date	Exercise price (C$)	Number of warrants	June 30, 2026	December 31, 2025
Brokered placement	5/1/2024	5/1/2028	2.15	34,847,025	$13,487	$18,052
Orion warrants	9/20/2023	9/20/2026	3.17	3,750,000	45	417
Orion warrants	1/24/2024	1/24/2028	2.72	500,000	187	361
Orion warrants	1/15/2025	1/15/2029	1.01	5,000,000	5,229	5,287
Total warrant liability					$18,948	$24,117

The warrants are considered derivatives because their exercise price is in C$ whereas the Company’s functional currency is in USD. Accordingly, the Company recognizes the warrants as liabilities at fair value with changes in fair value recorded in other income or other expense (Note 13). The current portion of the liability is nil at June 30, 2026 (December 31, 2025 - $0.4 million).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

The fair value of the warrants, excluding warrants issued in connection with the May 2024 brokered placement, were calculated using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2026	December 31, 2025
Risk-free rate	2.3% to 2.8%	2.3% to 2.7%
Expected volatility	57% to 98%	64% to 104%

Share-based payment liability
The Company recognized a share-based payment liability related to its restricted share units ("RSU"s) that are accounted for as liability-classified awards. The current portion of the share-based payment liability is $1.9 million at June 30, 2026 (December 31, 2025 - $1.9 million).

Lease liability

Lease liabilities relate primarily to equipment and office rentals. The weighted average remaining lease life is 2 years and the weighted average discount rate is 8.42%. Undiscounted remaining payments are $1.8 million for 2026, $2.9 million for 2027 to 2030, and $0.1 million thereafter.

Orion Gold Prepay embedded derivative

The financial liability represented the embedded derivative related to the gold-indexed pricing feature within the Orion Gold Prepay (Note 7 and Note 20). The Company recognized the embedded derivative at fair value, with any changes in fair value recorded in other income or other expense (Note 13). Upon settlement of the Orion Gold Prepay during the first quarter of 2026, the related embedded derivative liability was derecognized.

Conversion and change of control right
The Orion Convertible Loan contained a change of control feature, a conversion feature, and a forced conversion feature that were classified as derivative financial liabilities measured at fair value (Note 20). The forced conversion feature was not separated from the host contract as it is considered to be indexed to the Company's shares. Changes in the fair value of the embedded derivative liabilities were recognized in other income or other expense (Note 13).

During the first quarter of 2026, the Orion Convertible Loan was repaid in full and the related embedded derivative liabilities were derecognized upon extinguishment of the loan.

9.COMMON SHARES

(a)Issued shares:

	Note	Number of shares	Amount
Balance as at December 31, 2025		827,230,192	$799,855
2023 Convertible Debenture redemption	(i)	8,133,983	13,354
Orion Convertible Loan repayment	(ii)	2,993,307	5,177
Offtake termination	(iii)	3,453,237	4,796
Share-based compensation		1,987,517	3,298
Exercise of warrants	(iv)	22,103,447	16,727
Balance as at June 30, 2026		865,901,683	$843,207

Balance as at December 31, 2024		409,786,957	$606,505
Private Placement	(iv)	25,240,000	11,790
Brokered placement	(iv)	345,760,000	153,158
Private placement	(v)	29,210,464	16,015
ATM program	(vi)	4,341,390	2,426
Share-based compensation		358,480	289
Balance as at June 30, 2025		814,697,291	$790,183

(i)In connection with the 2023 Convertible Debenture redemption the Company issued 8.1 million common shares with a fair value of $13.4 million.

(ii)In connection with the Orion Convertible Loan repayment the Company issued 3.0 million common shares with a fair value of $5.3 million and net proceeds of $5.2 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

(iii)On June 26, 2026, the Company entered into a termination and settlement agreement with Vox Royalty Corp. to terminate its gold offtake agreement eliminating the fixed obligation to deliver up to 40,000 ounces of refined gold per year from the Granite Creek and Ruby Hill properties through December 31, 2028, and subject to pricing based upon a lookback period. In consideration for the termination, the Company issued 3.5 million common shares valued at $4.8 million (Note 13).

(iv)On May 16, 2025, the Company closed a bought deal public offering of 345.8 million units of the Company at a price of $0.50 per unit for aggregate gross proceeds of $172.9 million and net proceeds of $162.5 million. In addition to the bought deal public offering, the Company closed a private placement of 25.2 million units to certain directors, officers and other shareholders of the Company at a price of $0.50 per unit for aggregate gross proceeds of $12.6 million and net proceeds of $12.5 million. Each unit for both offerings is comprised of one common share and one-half of one common share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.70 until November 16, 2027. The total number of warrants issued were 185.5 million.

The Company has assessed the warrants to meet the requirements to be recorded as equity. The net proceeds from the bought deal offering and the private placement were allocated to the warrants in the amount of $10.5 million and $164.9 million based upon the relative fair values of the shares and warrants issued.

During the six months ended June 30, 2026, 22.1 million warrants were exercised at an exercise price of $0.70 per share, resulting in the issuance of common shares of the Company for cash proceeds of $15.5 million and a reclassification of $1.3 million from additional paid-in-capital.

(v)On January 31, 2025, the Company closed a prospectus offering of 28.2 million common shares of the Company at a price of C$0.80 per share for aggregate gross proceeds of $15.6 million (C$22.6 million). On February 28, 2025, in connection with the prospectus offering, the Company closed a concurrent private placement of 1.0 million common shares to certain directors and officers of the Company at a price of C$0.80 per share for aggregate gross proceeds of $0.6 million (C$0.8 million).

(vi)During the three months ended March 31, 2025, the Company issued 4.3 million common shares under the at-the-market equity program ("ATM Program") for total gross proceeds of $2.5 million. The ATM Program expired on March 31, 2025.

(b)Share-based compensation

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

The following table summarizes share-based compensation expense included in the Condensed Consolidated Statement of Operations and Comprehensive Loss:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Restricted share units	$1,753	$724	$4,368	$1,226
Deferred share units	181	990	366	1,132
Performance share units	552	85	806	85
Stock options	—	10	5	59
Total	$2,486	$1,809	$5,545	$2,502

Of the total share-based compensation expense, $4.9 million was recorded in general and administrative expenses and $0.6 million in cost of sales (2025 - $2.5 million and nil, respectively).

During the six months ended June 30, 2026, the Company granted 2,856,515 RSUs, 1,860,752 PSUs and 742,816 DSUs to its officers, employees and directors and issued 1,182,327 common shares upon vesting of RSUs, 263,849 common shares upon settlement of DSUs and 541,341 common shares upon exercise of stock options.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

10.BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share is based on the assumption that potential dilutive shares have been issued. The calculation of basic and diluted loss per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net loss	$(52,527)	$(30,215)	$(131,128)	$(71,420)

Basic and diluted weighted average shares outstanding	861,071,221	608,167,841	849,153,360	520,243,077

Basic and diluted net loss per share	$(0.06)	$(0.05)	$(0.15)	$(0.14)

Convertible debentures of 149,350,644, stock options of 5,684,307, PSUs of 11,332,188, DSUs of 2,102,259, and warrants of 195,977,078 (Note 8 and Note 9) were excluded from the computation of diluted weighted average shares outstanding for the three and six months ended June 30, 2026 (June 30, 2025 - convertible debentures of 71,703,563, stock options of 9,189,418, PSUs of 6,678,000 and warrants of 235,099,025, respectively) as their effect would be anti-dilutive. As of June 30, 2026, the conversion value of the 2026 Convertible Debentures was less than their principal amount.

11.SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the changes in operating assets and liabilities:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Receivables	$1,722	$(2,313)	$(4,911)	$(1,369)
Prepaids and deposits	(2,609)	(1,341)	(1,188)	(1,707)
Inventory	(9,621)	2,152	(5,790)	(6,412)
Accounts payable and accrued liabilities	(12,849)	(1,627)	(9,191)	(3,472)
Income taxes payable	3,744	—	3,744	—
Accrued interest payable	2,725	—	(22,732)	—
Deferred revenue	—	7,103	—	7,103
Net change in operating assets and liabilities	$(16,888)	$3,974	$(40,068)	$(5,857)

The following table summarizes non-cash items included in other expense:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Loss on fair value measurement of Silver Purchase Agreement derivative	$(9,290)	$(1,986)	$(36,092)	$(9,461)
Gain on fair value measurement of 2026 Gold Prepay derivative	22,000	—	29,893	—
Loss on fair value measurement of NSR Royalty	(24,039)	—	(31,663)	—
Gain (loss) on fair value measurement of Convertible Loans derivative	—	765	(3,463)	(673)
Loss on fair value measurement of Orion Gold Prepay derivative	—	(2,412)	(3,377)	(10,674)
Loss on offtake liability	(4,800)	$—	(4,800)	—
Gain on fair value measurement of warrant liability	4,766	$709	5,169	275
Other	—	(12)	1	33
Non-cash items included in other expense	$(11,363)	$(2,936)	$(44,332)	$(20,500)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

Other cash flow information:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Non-cash investing and financing activities:
Capital expenditures, not yet paid	$7,294	$869	$10,132	$869
Shares issued in relation to 2023 Convertible Debentures interest	$—	$—	$13,384	$—
Shares issued in relation to Orion Convertible Loan repayment	$—	$—	$5,250	$—
Shares issued in relation to Offtake settlement	$4,800	$—	$4,800	$—
Other cash flow information:
Interest paid - Orion Convertible Loan	$—	$—	$20,403	$—
Interest paid - 2023 Convertible Debentures	$—	$—	$5,295	$—

12.REVENUES

Revenues by product

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Gold and silver	$19,185	$18,071	$61,619	$25,931
Mineralized material	5,163	9,765	15,119	15,953
Total	$24,348	$27,836	$76,738	$41,884

Revenues by customer

At June 30, 2026, the Company had two customers that made up 99% of trade receivable (June 30, 2025 - the Company had one customer that made up 98% of trade receivable). The Company is not economically dependent on a limited number of customers for the sale of its product because gold can be sold through numerous commodity market traders worldwide. During the three and six months ended June 30, 2026 and 2025 all revenues were in the United States.

The following table represents sales to individual customers representing greater than 10% of the Company's revenues:

		Three months ended June 30,		Six months ended June 30,
Customer	Segment	2026	2025	2026	2025
Customer 1	Granite Creek, Ruby Hill, Lone Tree	$10,227	$15,783	$50,996	$22,301
Customer 2	Granite Creek	5,163	9,765	$15,119	$15,952
Customer 3	Granite Creek, Ruby Hill, Lone Tree	7,027	2,288	$7,216	$2,288

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

13.OTHER EXPENSES AND OTHER INCOME

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Loss on fair value measurement of Silver Purchase Agreement derivative	$(9,290)	$(1,986)	$(36,092)	$(9,461)
Loss on fair value measurement of NSR Royalty	(24,039)	—	(31,663)	—
Finance fee expense	—	—	(9,796)	—
Loss on Offtake liability (Note 9)	(4,800)	—	(4,800)	—
Loss on fair value measurement of Convertible Loans derivative	—	—	(3,463)	(673)
Loss on fair value measurement of Orion Gold Prepay Agreement derivative	—	(2,412)	(3,377)	(10,674)
Other	(14)	—	(112)	—
Total other expenses	$(38,143)	$(4,398)	$(89,303)	$(20,808)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Gain on fair value measurement of 2026 Gold Prepay derivative	22,000	—	29,893	—
Interest income	4,798	346	5,383	686
Gain on fair value measurement of warrant liabilities	4,766	709	$5,169	$275
Gain on convertible loans	—	765	—	—
Other	—	591	—	634
Total other income	$31,564	$2,411	$40,445	$1,595

Finance fee expense relates to NSR Royalty origination fees of $6.4 million as well as general financing activity fees.

14.INTEREST EXPENSES

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
2026 Gold Prepay	$4,705	$—	$5,113	$—
2026 Convertible Debentures	2,725	—	2,965	—
Convertible loans	—	2,705	2,341	5,344
Silver Purchase Agreement	984	864	1,928	2,109
2023 Convertible Debentures	—	1,564	1,369	3,068
Amortization of finance costs	849	344	1,228	691
Orion Gold Prepay	—	1,639	490	4,109
Other interest expense	17	1,579	32	1,577
Total interest expenses	$9,280	$8,695	$15,466	$16,898
15.LOSS ON LOAN EXTINGUISHMENT

The loss on loan extinguishment relates to the 2023 Convertible Debentures redemption of $4.4 million, repayment of the Orion Convertible Loan of $1.6 million and repayment of the Orion Gold Prepay of $1.1 million which were repaid during the first quarter of 2026.

16.SEGMENT INFORMATION

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

Three months ended June 30, 2026	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Revenues	$9,355	$3,102	$11,891	$—	$—	$24,348
Costs applicable to sales[1]	(7,106)	(2,639)	(4,803)	—	—
Pre-development, evaluation and exploration	(7,883)	(20,083)	(42)	(1,246)	(10)
Property maintenance	(180)	(1,228)	(2,683)	(195)	(137)
Adjusted (loss) income from operations	(5,814)	(20,848)	4,363	(1,441)	(147)	(23,887)
Unallocated expenses:
Depreciation, depletion and amortization						(573)
Royalties						(609)
General and administrative						(9,065)
Loss from operations						$(34,134)

Three months ended June 30, 2025	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Revenues	$19,727	$2,288	$5,821	$—	$—	$27,836
Costs applicable to sales[1]	(22,067)	(1,726)	(1,484)	—	—
Pre-development, evaluation and exploration	(5,949)	(1,898)	(10)	(1,174)	(14)
Property maintenance	(130)	(519)	(2,170)	(194)	(153)
Adjusted (loss) income from operations	(8,419)	(1,855)	2,157	(1,368)	(167)	(9,652)
Unallocated expenses:
Depreciation, depletion and amortization						(547)
Royalties						(1,214)
General and administrative						(7,338)
Loss from operations						$(18,751)

Six months ended June 30, 2026	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Revenues	$53,194	$4,767	$18,777	$—	$—	$76,738
Costs applicable to sales[1]	(37,835)	(3,552)	(6,335)	—	—
Pre-development, evaluation and exploration	(19,278)	(32,466)	(233)	(2,965)	(20)
Property maintenance	(398)	(2,508)	(5,333)	(423)	(326)
Adjusted income (loss) from operations	(4,317)	(33,759)	6,876	(3,388)	(346)	(34,934)
Unallocated expenses:
Depreciation, depletion and amortization						(1,055)
Royalties						(3,264)
General and administrative						(16,697)
Loss from operations						$(55,950)

Six months ended June 30, 2025	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Revenues	$28,422	$3,678	$9,784	$—	$—	$41,884
Costs applicable to sales[1]	(30,386)	(2,808)	(2,306)	—	—
Pre-development, evaluation and exploration	(9,719)	(5,089)	(33)	(3,721)	(28)
Property maintenance	(276)	(1,356)	(4,918)	(407)	(356)
Adjusted (loss) income from operations	(11,959)	(5,575)	2,527	(4,128)	(384)	(19,519)
Unallocated expenses:
Depreciation, depletion and amortization						(923)
Royalties						(1,757)
General and administrative						(12,328)
Loss from operations						$(34,527)
____________________________
1Costs applicable to sales exclude depreciation, depletion, amortization, and royalties.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

At June 30, 2026	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Capital expenditures	$13,713	$3,639	$15,781	$263	$—	$33,396
Total assets	$149,267	$123,866	$253,651	$53,490	$593,563	$1,173,837

At December 31, 2025	Granite Creek	Ruby Hill	Lone Tree	Cove	Corporate and other	Total
Capital expenditures	$5,045	$2,314	$7,927	$—	$—	$15,286
Total assets	$126,806	$120,809	$240,986	$53,307	$161,512	$703,420

17.INCOME TAXES

(a)The components of income tax expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
United States	$2,534	$—	$3,744	$—
Canada	—	—	—	—
Current tax expense	$2,534	$—	3,744	—

Total income tax expense	$2,534	$—	$3,744	$—

(b)The components of loss before income taxes are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
United States	$(56,891)	$(13,941)	$(82,035)	$(25,937)
Canada	6,898	(16,274)	(45,349)	(45,483)
Loss before income taxes	$(49,993)	$(30,215)	$(127,384)	$(71,420)

18.RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2026, the Company had no related party transactions. As of June 30, 2025 the Company had the following transactions with its related parties:

Related party debt

The Company had Convertible Loans with both Orion and Sprott (Note 7). Interest accretion related to the loans was recorded in interest expense (Note 14).

The Company had a Gold Prepay Agreement and Silver Purchase Agreement with Orion (Note 7).

Other liabilities

The Company has issued warrants and had entered into an offtake agreement with Orion (Note 8) (Note 20).

19.COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company has capital commitments of approximately $110.1 million related to its Lone Tree Plant refurbishment project expected to be spent over the next 12 months.

Offtake Agreement

On June 26, 2026, the Company entered into a termination and settlement agreement with Vox Royalty Corp. to terminate its gold offtake agreement eliminating the fixed obligation to deliver up to 40,000 ounces of refined gold per year from the Granite Creek and Ruby Hill properties through December 31, 2028, and subject to pricing based upon a lookback period. In consideration for the termination, the Company issued 3.5 million common shares valued at $4.8 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

20.FINANCIAL INSTRUMENTS

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

(i)The following table presents financial instruments measured at fair value on a recurring basis within the fair value hierarchy for level 1 and 2 financial instruments:

		June 30, 2026		December 31, 2025
	Level	Carrying amount	Fair value	Carrying amount	Fair value
Warrant liability - brokered placement	1	$13,487	$13,487	$18,052	$18,052
Warrant liability - other	2	$5,461	$5,461	$6,065	$6,065
The Company calculates fair values based on the following methods of valuation and assumptions for level 1 and level 2:

Financial assets and liabilities

Financial assets other than the Company's derivative instruments described are carried at amortized cost. The fair value of cash and cash equivalents and receivables approximate their carrying value due to their short-term nature.

Financial liabilities not classified as fair value through the statement of operations are carried at amortized cost. Accounts payable and accrued liabilities approximate their carrying value due to their short term nature. The 2026 Convertible Debentures have a fair value of $314.1 million.

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

(ii)Fair value measurements using significant unobservable inputs (level 3):
The following table presents the changes in level 3 financial instruments:

	NSR Royalty	Silver Purchase Agreement - derivative	2026 Gold Prepay - derivative	Orion Gold Prepay - derivative	Orion conversion and change of control rights
Balance as at January 1, 2025	$—	$(7,999)	$—	$(9,665)	$(336)
Fair value adjustments	—	(12,381)	—	387	(1,022)
Balance as at December 31, 2025	$—	$(20,380)	$—	$(9,278)	$(1,358)
Initial recognition	(225,000)	—	—	—	—
Repayment	628	—	—	—	—
Fair value adjustments	(31,663)	(37,289)	29,893	9,278	1,358
Balance as at June 30, 2026	$(256,035)	$(57,669)	$29,893	$—	$—

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Company Overview
i-80 Gold Corp. (the "Company" or "i-80 Gold") is a Nevada-focused growth-oriented gold and silver mining company engaged in the exploration and extraction of gold and silver. The Company is one of the largest mineral resource holders in the state with a pipeline of three underground and two open pit projects strategically located in some of Nevada's most prolific gold-producing trends. These wholly owned assets, which are largely brownfield project at various stages of permitting, construction, technical studies, development, and operation, are situated across four properties which include the Granite Creek property, the Ruby Hill property, the Lone Tree property, which hosts an autoclave and carbon-in-leach processing plant in the process of being refurbished (the "Lone Tree Plant"), and the Cove property.
The Company was incorporated on November 10, 2020, under the laws of the province of British Columbia, Canada. The Company’s common shares are listed on the NYSE under the trading symbol IAUX and on the Toronto Stock Exchange under the trading symbol IAU. The Company’s head office is located in Reno, Nevada, United States ("US") and its executive office is located in Toronto, Ontario, Canada.

Reference to $ or USD is to US dollars, reference to C$ or CAD is to Canadian dollars.
Operational and Financial Highlights

		Three months ended June 30,		Six months ended June 30,
		2026	2025	2026	2025
Revenues	$000s	24,348	27,836	76,738	41,884
Gross profit	$000s	8,618	798	24,697	3,704
Pre-development, evaluation and exploration expenses	$000s	29,264	9,045	54,962	18,590
Net loss	$000s	(52,527)	(30,215)	(131,128)	(71,420)
Net loss per share	$/share	(0.06)	(0.05)	(0.15)	(0.14)
Adjusted net loss[1]	$000s	(41,164)	(26,509)	(69,889)	(50,105)
Adjusted net loss per share[1]	$/share	(0.05)	(0.04)	(0.08)	(0.10)
Cash used in operating activities	$000s	(49,584)	(11,335)	(94,664)	(34,036)
Cash and cash equivalents	$000s	464,555	133,691	464,555	133,691
Gold produced	oz	11,098	4,178	21,964	14,326
Gold ounces sold[2]	oz	5,335	8,400	15,923	13,352
Average realized gold price[1]	$/oz	4,522	3,301	4,801	3,124

Three months ended June 30, 2026

•Revenues were $24.3 million, representing 5,335 ounces in gold sold2 at an average realized gold price1 of $4,522 per ounce, compared to $27.8 million represented by 8,400 ounces at an average realized gold price1 of $3,301 per ounce in the prior year period. The decrease in revenues was primarily driven by lower gold sold at Granite Creek as a result of delays at the third-party processing facility, partially offset by a higher average realized gold price2. Revenues in the prior year quarter were higher due to the finalization of the third-party toll processing agreement in March 2025 and the processing of a higher volume of stockpile material.

•Gold production increased to 11,098 ounces compared with 4,178 ounces in the prior year period.

•Gross profit increased to $8.6 million from $0.8 million in the prior year period due to a higher realized gold price.

•Net loss increased to $52.5 million compared to $30.2 million in the prior year period, due primarily to higher pre-development, evaluation and exploration costs incurred as the Company advances multiple projects within its development plan. The higher costs were related to drilling programs at the Ruby Hill property. Upon declaration of mineral reserves, certain pre-development, evaluation and exploration expenditures that are currently expensed will be capitalized.

•Net loss per share increased to $0.06 compared to a $0.05 loss in the prior year period, primarily due to a higher net loss, partially offset by an increase in the weighted average number of common shares outstanding following the equity financing in May 2025.

1This is a Non-GAAP and Supplementary Financial measure; please see “Non-GAAP and Supplementary Financial Performance Measures” section.
2Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 56% in 2026 (2025 - 59%).

•Adjusted net loss1 increased to $41.2 million compared to $26.5 million in the prior year period due to increased spending on pre-development, evaluation and exploration expenses, partially offset by higher gross profit.

•Cash used in operating activities increased to $49.6 million compared to $11.3 million in the prior year period as a result of comparative working capital changes of $20.9 million primarily as a result of increased inventory due to third-party processing availability and higher pre-development, evaluation and exploration expenses which was partially offset by higher gross profit.
•Cash and cash equivalents were $464.6 million as of June 30, 2026, a decrease of $49.0 million compared to March 31, 2026, primarily due to cash used in operations of $49.6 million, capital expenditures of $21.5 million primarily driven by the start of the Lone Tree Plant refurbishment project partially offset by a release of restricted cash of $16.9 million and proceeds from warrant exercises.

•At the Lone Tree Plant refurbishment, early works and pre-construction readiness activities progressed and continue to advance on schedule. Demolition commenced mid-June, ahead of major construction, which is expected to commence in the fourth quarter of 2026. As at June 30, 2026, capital commitments for refurbishment construction represented approximately 30% of total project capital.

Six months ended June 30, 2026

•Revenues increased to $76.7 million from $41.9 million in the prior year which represented 15,923 ounces2 at an average realized gold price1 of $4,801 per ounce, compared to gold sales of 13,352 ounces2 at an average realized gold price1 of $3,124 per ounce in the prior year as mining activity at Granite Creek increased.

•Gold production increased to 21,964 ounces compared with 14,326 ounces in the prior year period. The Company remains on track to achieve it full year production guidance range.

•Gross profit improved to $24.7 million from a gross profit of $3.7 million in the prior year due to increased gold sales and gold price.
•Net loss was $131.1 million compared to $71.4 million in the prior year period, due to higher non-cash fair value revaluation net losses on derivative financial instruments of $39.5 million, as a result of changes in metal prices and discount rates, higher pre-development, evaluation and exploration expenses as the Company advances multiple projects within its development plan that were partially offset by higher gross profit.
•Net loss per share of $0.15 increased from $0.14 in the comparative prior year due to a higher net loss, partially offset by an increase in the weighted average number of common shares outstanding following the equity financing in May 2025.
•Adjusted net loss1 increased to $69.9 million from $50.1 million in the prior year period due to higher pre-development, evaluation and exploration expense, partially offset by higher gross profit.
•Cash used in operating activities was $94.7 million, higher than the $34.0 million in the prior year period primarily due to comparative working capital changes as a result of interest paid on the repayment of legacy debt. Higher pre-development costs were partially offset by higher gross profit and finance fee expense paid related to the refinancing in the first quarter.
•Cash and cash equivalents of $464.6 million as at June 30, 2026, increased by $401.3 million during the year. The increase was primarily due to the financing transactions discussed below partially offset by capital expenditures and higher comparative working capital changes.
•The Company completed several financing transactions for a total amount of $787.5 million. Gross proceeds of $662.5 million and net proceeds of $637.2 million were received on closing, which completed the recapitalization plan ahead of the Company's mid-2026 target to support the development plan:
◦ March 16, 2026: Completed a net smelter return royalty for $250 million (the "NSR Royalty") with Franco-Nevada U.S. Corporation ("Franco-Nevada") of which $225 million was received on closing, an additional $25.0 million is expected to be made available to advance Mineral Point, contingent upon satisfaction of specified project conditions.

◦ March 16, 2026: Entered into a gold prepayment facility with National Bank of Canada (“NBC”) and Macquarie Bank Limited (“Macquarie”) for up to $250 million including a $100 million accordion option, subject to customary conditions and lender approval (the "2026 Gold Prepay").

◦ March 23, 2026: Completed an offering of 3.75% unsecured convertible senior notes due 2031 in the aggregate amount of $287.5 million ("2026 Convertible Debentures").

◦ Proceeds from the NSR Royalty were used to redeem the 2023 Convertible Debentures, Orion Gold Prepay, and the Orion convertible loan in the amount of $165.0 million.
•Completed approximately 26,000 meters of drilling across the portfolio, including mineral resource definition drilling at Granite Creek underground project to support a feasibility study, technical drilling at Mineral Point open pit, infill drilling at Archimedes underground to enhance resource definition ahead of mining, and resource definition and geotechnical drilling at Cove underground to support a planned feasibility study.
• Approved the construction decision to proceed with the Lone Tree Plant refurbishment during the first quarter of 2026.
•Appointed four new directors who bring highly relevant experience and proven track records in mining operations, mineral processing, finance, capital markets and sustainability.
1This is a Non-GAAP and Supplementary Financial measure; please see “Non-GAAP and Supplementary Financial Performance Measures” section.
2Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 56% in 2026 (2025 - 59%).

Development Highlights

•Granite Creek underground development continued ahead of plan increasing access to high-grade headings supporting the ongoing ramp up. The project remains on track to achieve its full-year production guidance, with a published feasibility study anticipated in the third quarter of 2026.

•Archimedes underground advanced on schedule largely on budget with the main decline development on track, advancement of the exploration drift, which has since been completed, and commencement of the ventilation raise in preparation for first gold by year-end.

•Lone Tree Plant refurbishment advanced on schedule and on budget as early works and pre-construction readiness activities continued during the quarter, and commencement of demolition mid-June ahead of major construction. Procurement activities remain on schedule with approximately 50% of procurement packages, by value awarded as of mid-July. Project capital remains on budget with minimal contingency drawdown and approximately 40% of capital committed as of mid-July.

•Completed approximately 19,000 meters of drilling, across three projects, including infill drilling at Archimedes underground and Mineral Point open pit in support of planned 2027 technical studies for both projects, as well as resource definition drilling at Granite Creek underground beyond the area covered by the upcoming feasibility study.

•Permitting largely on track across the development plan as permitting actions continued to advance across the portfolio.

Sustainability Highlights

•Advanced community engagement across Northern Nevada by progressing community development, workforce development, and grant funding initiatives, including a joint $0.3 million donation with Franco-Nevada Corporation to support development of the first licensed childcare facility in Eureka County, neighboring the Company's Ruby Hill property

•Strengthened Board with the appointment of Stephen Gottesfeld at the annual general meeting, bringing nearly 30 years of global mining experience in environmental, sustainability, legal and governance matters across the mine lifecycle.

Strategy Overview

i-80 Gold is executing a multi-phase development plan aimed at creating a mid-tier gold producer in Nevada. The near-term focus is on developing two high-grade underground refractory gold projects (Granite Creek and Archimedes), and the refurbishment and commissioning of the Lone Tree Plant, which is expected to serve as a central processing hub for material from all three planned underground projects. Development of the Company’s third underground mine (Cove) as well as its two large, open pit oxide projects (Granite Creek and Mineral Point) are expected to follow to support a long-term target of approximately 600,0001 ounces of annual gold output. All of the Company's properties are currently considered to be in the exploration stage as mineral reserves have yet to be defined.

In support of the multi-phase development plan, the Company released Preliminary Economic Assessments prepared in accordance with NI 43-101 and a corresponding Initial Assessment prepared under S-K 1300, each published in the first quarter of 2025 (the "PEA"), covering all five gold projects. These PEAs outlined a clear and achievable path to gold output and cash flow growth. Permitting, technical studies, development work and ramp up are actively being advanced across the portfolio of five gold projects, in support of upcoming planned feasibility studies.

Near-term growth of Phase 1 of the Company's development plan includes the current ramp up at i-80 Gold’s first underground mine, Granite Creek, as well as commencing extraction at Archimedes, the second planned underground mine. A key milestone in Phase 1 is the refurbishment and commissioning of the Lone Tree Plant to unlock the full value of the Company’s underground mines. Once commissioned, the Lone Tree Plant is expected to enable processing of underground mineralized material to owner-operated processing in early 2028 and transition from the current toll milling arrangement. Average annual gold output is expected to increase to a range of between 150,000 to 200,000 ounces of gold in Phase 1 beginning in 20281.

The Company is also focused on the future development of three additional projects: Cove, the third planned underground mine, Granite Creek open pit, and the Company's largest project Mineral Point open pit. With several feasibility and pre-feasibility studies currently in progress, the Company continues to identify opportunities to optimize the development schedule for these projects.

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

Mineral Point open pit project is expected to become the Company's largest producing asset and based on the PEA released in the first quarter of 2025, it is projected to have a life-of-mine production of approximately 282,000 gold equivalent ounces. The recently completed recapitalization provides flexibility to accelerate the feasibility study and permitting work for the Mineral Point open pit project, as well as the Company's other development projects.

Recapitalization Plan

i-80 Gold has executed several financing initiatives that have led to the successful completion of its recapitalization plan. During the first quarter of 2026, the Company completed several key transactions including the NSR Royalty with Franco-Nevada for up to $250 million,the 2026 Gold Prepay with National Bank and Macquarie Bank for up to $250 million, and the issuance of the 2026 Convertible Debentures in the aggregate principal amount of $287.5 million. These financings completed the Company's broader recapitalization plan ahead of its mid-2026 target and align with the projected capital requirements and cash flows of the current project development plan. Overall, the recapitalization secured over $1 billion1 in raised and available capital from early 2025 through the first quarter of 2026, materially strengthening the Company's balance sheet, providing greater funding certainty, and de-risking the development plan.

Outlook

2026 Outlook

The Company’s 2026 production, operating and pre-development evaluation and exploration cost guidance is summarized below:

2026 Guidance
Gold production
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
(a)Granite Creek mine development costs will be capitalized upon declaration of reserves, assuming reserves will be declared in the feasibility study.

The Company remains on track to meet its 2026 guidance as originally published in its 2025 Year End Annual Report on Form 10-K on February 19, 2026 subject to the following:
•Growth capital expenditures are expected to be largely in line with the $150 million to $175 million guidance.
•Lone Tree plant refurbishment capital expenditures are expected to be lower in 2026 than guided, management was conservative in estimating expenditures for Lone Tree during the recapitalization planning process earlier in year to ensure that the Company raised sufficient capital.
•Archimedes expenditures are expected to be higher reflecting a change in strategy for long-term surface infrastructure. Based on positive drill results, management is pivoting from refurbishment of certain existing facilities on site to construction of a new worker change facility and additional offices that are expected to improve operating effectiveness both for Archimedes and Mineral Point.
•Exploration expenses are expected to be approximately $10 million lower in 2026 due to the personnel shortages at the Archimedes project and drill rig availability as well as contractor personnel shortages at Mineral Point project.

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

Financing Overview

Three months ended June 30, 2026

Termination of Offtake Agreement

On June 26, 2026, the Company entered into a termination and settlement agreement with Vox Royalty Corp. to terminate its gold offtake agreement, eliminating the fixed obligation to deliver up to 40,000 ounces of refined gold per year from the Granite Creek and Ruby Hill properties through December 31, 2028, and subject to pricing based upon a lookback period. The Company issued 3,453,237 common shares valued at $4.8 million in consideration. The termination provides the Company with greater flexibility to manage future gold sales and to evaluate stockpiling opportunities in anticipation of the planned commissioning of the Lone Tree Plant within Phase 1 of its current development plan.

Six months ended June 30, 2026

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

Debt repayments

With the proceeds received from the NSR Royalty, the Company redeemed all of its legacy debt obligations except for the silver purchase and sale agreement with Orion (the "Silver Purchase Agreement") during the first quarter of 2026. The 2023 Convertible Debentures were redeemed for total cash consideration of $72.9 million, with accrued interest and the 4% mandatory redemption premium settled through the issuance of 8.1 million common shares and a cash payment of $5.3 million. The Orion Convertible Loan was repaid for total consideration of $75.0 million, comprised of a cash payment of $69.7 million and the issuance of 3.0 million common shares with a fair value of $5.3 million. The remaining outstanding deliveries of 4,440 ounces of gold from the Orion Gold Prepay were redeemed with a cash payment of $22.4 million.

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

Granite Creek Property		Three months ended June 30,		Six months ended June 30,
Operational Statistics		2026	2025	2026	2025
Mining
Oxide mineralized material mined	tonnes	12,039	24,074	23,752	39,397
Sulfide mineralized material mined	tonnes	13,568	11,201	33,282	25,844
Low-grade mineralized material mined	tonnes	9,338	16,173	22,375	39,019
Waste mined	tonnes	37,405	31,947	77,762	59,409
Total material mined	tonnes	72,350	83,395	157,171	163,669

Oxide mineralized material grade	g/t	7.44	11.38	8.14	11.74
Sulfide mineralized material grade	g/t	6.49	7.43	6.29	7.93
Low-grade mineralized material grade	g/t	3.13	3.03	2.97	2.88

Processing
Processed mineralized material - sulfide	tonnes	9,055	7,014	35,460	7,014
Processed mineralized material - heap leach	tonnes	—	18,750	5,827	52,587
Total processed mineralized material	tonnes	9,055	25,764	41,287	59,601

Ore purchase agreement (high and low grade oxide)
Oxide mineralized material sold[1]	tonnes	15,505	16,317	32,681	28,798

Total gold produced	oz	8,634	1,941	17,532	9,392
Total gold sold[1]	oz	2,052	5,981	10,818	9,086

Underground mine development (pre-development)	meters	360	211	747	365
Drilling	meters	1,211	586	3,135	586

Financial Statistics		2026	2025	2026	2025
Mining cost (total mineralized material and waste)	$/t	178	175	169	173
Processing cost (processed mineralized material)	$/t	325	133	293	74
Site general and administrative (“G&A”) (total mineralized material mined)	$/t	57	34	50	32
Operating costs[2]	$000s	7,106	22,067	37,835	30,386
Royalties[2]	$000s	517	1,148	3,119	1,654
Sustaining capital expenditures[3]	$000s	1,672	778	4,268	200
Growth capital expenditures[3]	$000s	7,234	336	9,445	1,291
Capital expenditures	$000s	8,906	1,114	13,713	1,491
Pre-development, evaluation and exploration expenses	$000s	7,882	5,949	19,278	9,719
1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 56% in 2026 (2025 - 59%).
2Operating costs excluding depletion, depreciation, amortization, and royalties. Royalties exclude NSR royalty payments.
3This is a Non-GAAP and Supplementary Financial measure; please see “Non-GAAP and Supplementary Financial Performance Measures” section.

Granite Creek Underground

Mineralized material mined at Granite Creek underground is processed as follows: (i) sulfide mineralized material is processed at a third-party processing facility and subject to a toll milling agreement entered into in March 2025, (ii) high-grade and low-grade oxide mineralized material is subject to an ore sales agreement. Low-grade oxide mineralized material was sold under the ore purchase beginning in the first quarter of 2026, and (iii) residual leaching of low-grade oxide material previously placed on a segregated section of the Company’s Lone Tree heap leach facility continues with no additional mineralized material being placed after the first quarter of 2026.

Mining activities at Granite Creek for the three months ended June 30, 2026 were impacted by ground conditions in two of the mine highest-grade headings, which temporarily restricted access to high-grade mineralized material and deferred a portion of planned high-grade tonnes during the quarter. Remediation of the affected headings was completed and access was re-established late in the quarter, allowing these areas to contribute to production beginning in the third quarter.

Throughout the quarter, advancement of the main decline as well as horizontal development continued to progress ahead of the mine plan, with year-to-date development footage exceeding plan. As a result, the number of available high grade mineralized material headings has increased significantly throughout the quarter. The Company remains on track to meet its full-year production guidance.

Water inflow volumes to the mine remained largely unchanged and continue to be managed well using the current underground pumping system, which presently operates near capacity. Work on an enhanced pumping system, that includes expanded sumps at lower levels and higher-capacity pumps, advanced during the quarter. Pumps were sized and ordered with installation continuing throughout the remainder of the year to increase overall water discharge capacity as the mine progresses at depth. Further, initial phases of commissioning a second water treatment plant began in late July, with mechanical completion having recently been completed. The second water treatment plant will increase surface water treatment capacity to approximately 3,500 gallons per minute to support the Company's long-term groundwater management objectives.

At June 30, 2026, the Company had in-process material containing over 5,300 recoverable ounces at its third-party processing facility. The Company expects the material to be processed during the third quarter of 2026. Approximately 1,800 ounces of gold was also held in inventory at June 30, 2026. Gold ounces sold were lower than the prior year periods due to availability at the third-party processing facility.

Processing cost per unit has increased compared to the prior year periods due to a higher proportion of sulfide material being processed at the third-party processing facility.

During the three months ended and six months ended June 30, 2026, growth capital expenditures were primarily related to the water treatment plant project. Sustaining capital expenditures were related primarily to the electrical substation replacement.

Pre-development, evaluation, and exploration expenses were $7.9 million for the three months ended June 30, 2026, which were related to underground mine development and infill drilling to upgrade mineral resources and step-out drilling.

During the three and six months ended June 30, 2026, the Company continued infill and step-out drilling at Granite Creek. The underground drill program remained focused on infill drilling to support resource conversion and mine planning. Drilling progressed slower than anticipated during the quarter due to water management, maintenance downtime, and rig relocation. The updated mineral resource estimate is near completion and under internal review. The feasibility study is now expected to be completed in the third quarter of 2026.

Granite Creek Open Pit

Following the completion of the Granite Creek open pit PEA, preparation for a pre-feasibility trade-off study has commenced. Simultaneously, technical trade-off analyses are being conducted to optimize project economics. Based on preliminary assessments of potential environmental impacts, the project may require preparation of an Environmental Impact Statement ("EIS") under the Bureau of Land Management ("BLM") process. Early-stage pre-permitting activities and technical studies are currently underway, followed by projected baseline field studies commencing in 2027 to support the National Environmental Policy Act ("NEPA") permitting process.

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

The Company continues to leach the historic leach pads on the Ruby Hill property, recovering gold. Year-to-date gold production from the historic leach pad remained below expectation as infiltration on the pad remained challenging. Higher processing cost per ounce compared to the prior year periods was due to lower produced ounces. For the residual leaching process, management continues to focus on managing ponding, maximizing the area under leach, and optimizing cyanide application rates.

Ruby Hill Property		Three months ended June 30,		Six months ended June 30,
Operational Statistics		2026	2025	2026	2025
Heap Leach
Gold produced	oz	485	713	878	1,336
Gold sold	oz	690	665	1,073	1,117

Underground mine development (pre-development)	meters	899	—	1,559	—
Archimedes drilling	meters	3,124	—	7,386	—
Mineral Point drilling	meters	14,836	1,749	15,586	1,749

Financial Statistics		2026	2025	2026	2025
Processing cost (produced oz)	$/oz	3,124	1,640	3,228	1,644
Site G&A (produced oz)	$/oz	658	1,174	755	1,191
Operating costs	$000s	2,639	1,726	3,552	2,808
Royalties[1]	$000s	92	66	145	103
Sustaining capital expenditures[2]	$000s	152	719	469	911
Growth capital expenditures[2]	$000s	2,422	—	3,170	—
Capital expenditures	$000s	2,574	719	3,639	911
Pre-development, evaluation and exploration expenses	$000s	20,083	1,898	32,466	5,089
1 Royalties excludes Net Smelter Return royalty repayments
2This is a Non-GAAP and Supplementary Financial measure; please see “Non-GAAP and Supplementary Financial Performance Measures” section.

Archimedes underground project

During the three months ended June 30, 2026, underground development at the Archimedes project continued to advance on schedule, with 899 meters of development completed during the quarter, supported by favorable ground conditions and high productivity rates from contractors. Pump testing was conducted on a recently completed dewatering well, and permitting activities for below the 5,100-foot level continued to advance as planned. The planned start of mining above the 5,100-foot level is fully supported by existing permits and is not dependent on the timing or outcome of permitting activities below the 5,100-foot level. The Company continues to expect to achieve first gold from Archimedes in the fourth quarter of 2026.

Growth capital expenditures for the three and six months ended June 30, 2026 were primarily related to heavy mobile equipment, infrastructure upgrades, power upgrades and mine load centers for the underground.

Pre-development, evaluation and exploration expenditures were $20.1 million and $32.5 million for the three and six months ended June 30, 2026. Pre-development, evaluation and exploration expenditure were higher than the prior year periods primarily due to underground development at the Archimedes underground project which began in the third quarter of 2025. Development during the quarter focused on completion of the exploration drift to establish drilling platforms to access the ongoing definition drilling program for the Ruby Deeps zones at depth. Further development included commencement of the first ventilation raise.

Drilling activities during the quarter included the completion of the 2025-2026 program in the upper 426 zone and commencement of the 2026 infill drill program with 3,124 meters of infill drilling completed in the lower 426 and Ruby Deeps zones in support of a feasibility study. The latest assay results from the 2025-2026 drill program were published during the second quarter in a press release dated June 25, 2026. The results continued to confirm high-grade mineralization, demonstrate continuity within the planned mining areas, and extend mineralization beyond the boundaries of the current mineral resource estimate supporting the 2025 PEA. Drilling also continued to intersect significant intervals of oxide mineralization not included in the current mineral resource estimate.

An infill drilling program largely within the lower portion of the 426 zone and Ruby Deeps zone commenced in the second quarter of 2026, targeting approximately 55,000 meters planned across 140 drill holes in support of the planned Archimedes Feasibility Study. The drill program is encountering slower than planned progress due to contractor staffing availability. As a result, the Archimedes feasibility study is now anticipated to be completed approximately mid-year 2027.

Mineral Point open pit project

At Mineral Point open pit, the Company advanced its surface drill program during the quarter as part of the largest 12-month drill program in the Company's history, completing approximately 14,836 meters of core drilling and reverse circulation drilling with a fleet of up to five drill rigs, primarily for infill drilling of the currently classified inferred resources. The drill program encountered slower than planned progress due to drill rig and contractor staffing availability, as well as slower penetration rates than expected in the sanded dolomite unit. Management expects to increase the overall drilling rate for the remainder of the year with mobilization of additional rigs, however, completion of the drill program is now expected in the first quarter of 2027. The results from this program will support a pre-feasibility study, which is expected at approximately mid-year 2027, pending timing of the drilling program. Early-stage pre-permitting activities continued to progress during the quarter.

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

Cove Project		Three months ended June 30,		Six months ended June 30,
Operational Statistics		2026	2025	2026	2025
Drilling	meters	—	—	—	4,499

Financial Statistics		2026	2025	2026	2025
Pre-development, evaluation and exploration expenses	$000s	1,246	1,174	2,965	3,721

During the six months ended June 30, 2026, the Company continued to advance technical and economic studies for the Cove Underground project. Various baseline studies and agency comment responses were submitted to the BLM. In addition, water pollution control permit renewal and modification applications were submitted to NDEP—BMRR for the underground mine and rapid infiltration basins. Additional federal and state permitting actions continue to progress. A feasibility study for Cove is expected to be completed in the third quarter of 2026.

Lone Tree Property

The Lone Tree property contains the Lone Tree plant and a historic producing mine that ceased mining operations in 2006 and is located within the Battle Mountain-Eureka Trend, midway between the Company's Granite Creek property and Cove underground project. The Lone Tree open pit is not currently included in the new development plan. The Lone Tree Plant (the "Plant") is currently undergoing refurbishment following a positive construction decision made by the Board of Directors during the first quarter of 2026. i-80 Gold is one of two gold companies in Nevada with an autoclave processing plant (the other being owned by Nevada Gold Mines Inc., a joint venture between Barrick Mining Corporation and Newmont Corporation).

The Plant is envisioned to process material from the Company’s three underground mines, Granite Creek, Archimedes, and in the future Cove, to establish a regional hub-and-spoke mining and processing model. Upon refurbishment and commissioning, the Plant will allow the Company to transition from toll milling to owner-operated processing. This shift is expected to materially increase operating margins and enhance free cash flow generation.

Lone Tree		Three months ended June 30,		Six months ended June 30,
Operational Statistics		2026	2025	2026	2025
Heap Leach
Gold produced	oz	1,979	1,524	3,554	3,598
Gold sold	oz	2,593	1,754	4,032	3,149

Financial Statistics		2026	2025	2026	2025
Processing cost (produced oz)	$/oz	1,357	732	1,394	628
Site G&A (produced oz)	$/oz	237	219	288	181
Sustaining capital expenditures[1]	$000s	269	91	459	91
Growth capital expenditures[1]	$000s	9,553	506	15,322	570
Capital expenditures	$000s	9,822	597	15,781	661
1This is a Non-GAAP and Supplementary Financial measure; please see “Non-GAAP and Supplementary Financial Performance Measures” section.

The leaching of the historic leach pad at Lone Tree continues to produce gold at profitable quantities. Processing costs per produced ounce is higher than the prior year periods due to a higher volume of reagents used to improve gold production.

Lone Tree Plant Refurbishment Project

During the first quarter of 2026, the Company provided Hatch with a formal Notice to Proceed ("NTP") for the Lone Tree refurbishment project. In preparation, procurement for long lead equipment and detailed engineering activities commenced in 2025 to optimize the schedule. The Plant is expected to operate at a nameplate capacity of 2,268 tonnes per day or 827,806 tonnes per annum, consistent with historic production rates. The scope of refurbishment work at the Plant includes a combination of new and improved design components and the replacement of some existing infrastructure. This work is aimed at modernizing the Plant to improve process efficiency and operating flexibility, and to meet new environmental compliance standards, including the refurbishment and upgrade of the existing autoclave to a modern pressure oxidation (“POX”) circuit.

During the three months ended June 30, 2026, detailed engineering and procurement advanced with the Company's contractor, with procurement package preparation and long-lead item ordering a key focus. Cleaning and environmental testing of the existing tanks, containment, and piping was completed, and demolition of existing infrastructure commenced during the quarter. The Company also progressed the tailings storage facility and new filtered tailings design work. The refurbishment timing remains on track with the engineering study timeline and scope of work. Early works and pre-construction readiness activities are well underway on site and continue to advance on schedule ahead of major construction, which is expected to commence in the fourth quarter of 2026. Second and third quarter pre-construction activities include mobilization of the EPCM contractor to site, commencement of demolition of the existing plant components requiring replacement as part of the refurbishment and advancement of detailed engineering, procurement packages, and the award of key contracts.

The Lone Tree Plant is permitted for the existing operational components in use. The approval of new and revised permit applications pertaining to air quality, mercury control, water pollution control, reclamation management, and other secondary programs for the new design remain outstanding. The Company submitted the necessary applications for air quality, mercury control and water quality environmental permits in the first quarter of 2026, as planned, with several permits received to date and further permits pending. Various construction activities are scheduled to commence in the second half of 2026 upon the anticipated approval of the associated permits, with major construction activities anticipated to commence in the fourth quarter of 2026.The permitting process is currently on track and aligns with the construction schedule.

The refurbishment has a capital cost estimate of $412 million, inclusive of contingency, owner’s costs, and first fills, plus $18 million in capital spares for a total of $430 million. The refurbishment capital costs incurred to date remain in line with the engineering study and the Company’s 2026 guidance of between $140 million to $160 million in expenditures.

Capital expenditures for the three months and six months ended June 30, 2026 were primarily related to the refurbishment of the Lone Tree Plant. The project spend is weighted in the second half of the year and the Company expects to meet full-year guidance.

As of June 30, 2026, total construction commitments were $110.1 million with approximately 30% of the project cost committed. Subsequent to the quarter, procurement activities remain on schedule, with approximately 50% of procurement packages, by value, awarded as of mid-July. Project capital remains on budget with minimal contingency drawdown and approximately 40% of capital committed as of mid-July.

DISCUSSION OF FINANCIAL RESULTS

	Three months ended June 30,		Six months ended June 30,
(in thousands of USD)	2026	2025	2026	2025
Revenue	24,348	27,836	76,738	41,884
Cost of sales	(15,157)	(26,491)	(50,986)	(37,257)
Depreciation, depletion and amortization	(573)	(547)	(1,055)	(923)
Gross profit	8,618	798	24,697	3,704

Expenses
Pre-development, evaluation and exploration	29,264	9,045	54,962	18,590
General and administrative	9,065	7,338	16,697	12,328
Property maintenance	4,423	3,166	8,988	7,313
Loss from operations	(34,134)	(18,751)	(55,950)	(34,527)

Other income and expenses, net	(6,579)	(1,987)	(48,858)	(19,213)
Interest expenses	(9,280)	(8,695)	(15,466)	(16,898)
Loss on loan extinguishment	—	(782)	(7,110)	(782)
Loss before income taxes	(49,993)	(30,215)	(127,384)	(71,420)

Income tax expense	(2,534)	—	(3,744)	—
Net loss	(52,527)	(30,215)	(131,128)	(71,420)
Financial results for the three months ended June 30, 2026

Revenues

Revenues for the three months ended June 30, 2026 was $24.3 million, a decrease from $27.8 million in the prior year period. The decrease in revenues is mainly related to availability at the third-party processing facility. During the three months ended June 30, 2026, gold ounces sold1 totaled 5,335 ounces at an average realized gold price2 of $4,522 per ounce, compared to gold ounces sold1 of 8,400 at an average realized gold price1 of $3,301 per ounce during the same period of 2025.

	Three months ended June 30,
Spot price per ounce of gold ($)	2026	2025	% Change
Average	4,506	3,288	37%
Low	4,002	2,983	34%
High	4,871	3,433	42%
Average realized	4,522	3,301	37%

Cost of sales

Cost of sales for the three months ended June 30, 2026 was $15.2 million, a decrease from $26.5 million in the prior year period due to lower gold ounces sold1.
1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 56% in 2026 (2025 - 59%).
2This is a Non-GAAP and Supplementary Financial measure; please see “Non-GAAP and Supplementary Financial Performance Measures” section.

Pre-development, evaluation and exploration expenses

	Three months ended June 30,
(in thousands of USD)	2026	2025
Ruby Hill	15,897	929
Granite Creek	930	1,010
Cove	471	748
Permitting and technical	2,852	858
Other	53	24
Total exploration and evaluation expenses	20,203	3,569

Granite Creek	6,239	4,659
Ruby Hill	2,822	817
Total pre-development expenses	9,061	5,476
Total pre-development, evaluation and exploration expenses	29,264	9,045

For the three months ended June 30, 2026, the Company incurred higher pre-development, evaluation and exploration expenses, compared to the prior year period reflecting the increased activity to advance key development milestones across all five gold projects within its development plan. the increase in pre-development, evaluation and exploration cost over the prior year quarter was mainly attributable to the Ruby Hill property and the increased surface drill program for the Mineral Point project and the Archimedes underground project.

General and administrative expenses

For the three months ended June 30, 2026, general and administrative expenses are higher compared to the prior year period primarily due to higher share based compensation expense. Additionally, there were higher personnel costs compared to the prior year period as the Company responds to the growing resourcing requirements of a company moving from development stage to production stage.
Other income and expenses, net

	Three months ended June 30,
(in thousands of USD)	2026	2025
Loss on fair value measurement of NSR Royalty	(24,039)	—
Loss on fair value measurement of Silver Purchase Agreement derivative	(9,290)	(1,986)
Loss on Offtake liability	(4,800)	—
Gain on fair value measurement of 2026 Gold Prepay derivative	22,000	—
Gain on fair value measurement of warrant liabilities	4,766	709
Interest income	4,798	346
Loss on fair value measurement of Orion Gold Prepay Agreement derivative	—	(2,412)
Gain on fair value measurement of Convertible Loans derivative	—	765
Other (expense) income	(14)	591
Total other income and (expenses), net	(6,579)	(1,987)
Losses and gains on the Silver Purchase Agreement, NSR Royalty, 2026 Gold Prepay derivative represents fair value revaluation driven by changes in the gold and silver forecast prices during the period and discount rate changes.

Interest Expenses

	Three months ended June 30,
(in thousands of USD)	2026	2025
2026 Gold Prepay	4,705	—
2026 Convertible Debentures	2,725	—
Silver Purchase Agreement	984	864
Amortization of finance costs	849	344
Convertible loans	—	2,705
Orion Gold Prepay	—	1,639
2023 Convertible Debentures	—	1,564
Other interest expense	17	1,579
Total interest expenses	9,280	8,695

Interest expense for the three months ended June 30, 2026 was $9.3 million, an increase of $0.6 million compared to the prior year period due to higher principal amounts outstanding largely offset by lower interest rates.

Loss on loan extinguishment

Loss on loan extinguishment related to the Convertible Debentures, Orion Gold Prepay and Orion Convertible Loan were recognized on the settlement of these debt instruments prior to maturity as well as for the convertible debentures related to the premium paid.
Financial results for the six months ended June 30, 2026
Revenues
Revenues for the six months ended June 30, 2026 was $76.7 million, an increase of 83% from $41.9 million in the prior year period. The increase in revenues were driven by higher ounces sold1 at Granite Creek and higher average realized gold price2. During the six months ended June 30, 2026, gold ounces sold1 totaled 15,923 ounces at an average realized gold price2 of $4,801 per ounce, compared to 13,352 ounces at an average realized gold price2 of $3,124 per ounce during the same period of 2025. Gold ounces sold were impacted by availability in third-party processing.

	Six months ended June 30,
Spot price per ounce of gold ($)	2026	2025	% Change
Average	4,693	3,077	53%
Low	4,002	2,635	52%
High	5,405	3,433	57%
Average realized	4,801	3,124	54%

Cost of sales

Cost of sales for the six months ended June 30, 2026 was $51.0 million, which was an increase from $37.3 million in the prior year period, largely driven by an increase in gold ounces sold1.

1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 56% in 2026 (2025 - 59%).
2This is a Non-GAAP and Supplementary Financial measure; please see “Non-GAAP and Supplementary Financial Performance Measures” section.

Pre-development, evaluation and exploration expenses

	Six months ended June 30,
(in thousands of USD)	2026	2025
Ruby Hill	20,236	1,014
Granite Creek	3,432	1,096
Cove	934	3,058
Permitting and technical	5,780	2,078
Other	253	61
Total exploration and evaluation expenses	30,635	7,307

Granite Creek	14,094	7,823
Ruby Hill	10,233	3,460
Total pre-development expenses	24,327	11,283
Total pre-development, evaluation and exploration expenses	54,962	18,590

For the six months ended June 30, 2026, the increase in pre-development, evaluation and exploration compared to the prior year period was due to increased infill drilling program and mine development at Granite Creek and Ruby Hill.

At Ruby Hill, expenditures increased due to the initiation of construction at Archimedes underground where the advancement rate of the decline exceeded expectations, resulting in accelerated development activity, along with higher drilling expenses related to geologic mapping of the underground and construction of the drill bays.

At Granite Creek, expenses increased due to underground development largely related to the main decline and South Pacific ramp, the enhanced underground pumping system and sump, as well as drilling costs and other technical work related to the preparation of a feasibility study targeted for completion in the third quarter of 2026.

Cove pre-development, evaluation and exploration expenditures decreased in the six months ended June 30, 2026 compared to the prior year period due to the completion of the delineation drilling program in the first quarter of 2025. Current period expenses related primarily to technical study work.

General and administrative expenses

For the six months ended June 30, 2026, general and administrative expenses were higher compared to the prior year primarily due to share based compensation expense. Personnel costs were higher compared to the prior year period due to the growing resourcing requirements of a company moving from development stage to production stage.
Other income and expenses, net

	Six months ended June 30,
(in thousands of USD)	2026	2025
Loss on fair value measurement of Silver Purchase Agreement derivative	(36,092)	(9,461)
Loss on fair value measurement of NSR Royalty	(31,663)	—
Finance fee expense	(9,796)	—
Loss on Offtake liability	(4,800)	—
Loss on fair value measurement of Convertible Loans derivative	(3,463)	(673)
Loss on fair value measurement of Orion Gold Prepay Agreement derivative	(3,377)	(10,674)
Gain on fair value measurement of 2026 Gold Prepay derivative	29,893	—
Gain on fair value measurement of warrant liabilities	5,169	275
Interest income	5,383	686
Other (expense) income	(112)	634
Total other income and (expenses), net	(48,858)	(19,213)
Gains and losses on the revaluation of the fair value of warrants are driven by changes in the Company’s share price at each reporting period.

Gains and losses on the Gold Prepay Agreements, Silver Purchase Agreement and NSR royalty were comprised of realized gains due to metal prices compared to agreement inception prices on settlement as well as unrealized fair value measurement gains and losses which are driven by changes in the gold and silver forecast prices during the period and discount rate changes.

Interest Expenses

	Six months ended June 30,
(in thousands of USD)	2026	2025
2026 Gold Prepay	5,113	—
2026 Convertible Debentures	2,965	—
Convertible loans	2,341	5,344
Silver Purchase Agreement	1,928	2,109
2023 Convertible Debentures	1,369	3,068
Amortization of finance costs	1,228	691
Orion Gold Prepay	490	4,109
Other interest expense	32	1,577
Total interest expenses	15,466	16,898

Interest expenses for the six months ended June 30, 2026, were comparable to the prior year period.

Loss on loan extinguishment

The Company recognized a loss on loan extinguishment relating to the repayment of legacy debt during the first quarter of 2026.

DISCUSSION OF FINANCIAL POSITION

Balance Sheet Review
Assets

Total assets as at June 30, 2026 were $1,173.8 million compared to $703.4 million and increased due to the following:
•Cash and cash equivalents increased by $401.3 million from $63.2 million at December 31, 2025 to $464.6 million as at June 30, 2026. Refer to the Liquidity and Capital Resources and cash flow section below for further details.

•Property, plant and equipment have increased by $42.2 million due to increase in the Lone Tree Plant refurbishment activities, Granite Creek and Ruby Hill capital expenditures.

•Other assets have increased due to the 2026 Gold Prepay derivative asset recognized in the amount of $29.9 million.

•Restricted cash of $16.9 million was released as a result of the Company's strengthening credit profile.
Liabilities
Total liabilities as at June 30, 2026 were $915.8 million compared to $356.6 million as at December 31, 2025. The increase was due primarily to the completion of the recapitalization which was comprised of the 2026 Convertible Debentures, the NSR Royalty, and 2026 Gold Prepay as well as other increases within other liabilities related to the Silver Prepay derivatives. Partially offsetting these increases was the de-recognition of derivatives associated with legacy debt that was repaid in the first quarter of 2026 and the legacy debt repayments.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook

(in thousands of USD)	June 30, 2026	December 31, 2025
Cash and cash equivalents	464,555	63,240
Working capital	453,957	(37,919)

Changes in cash and cash equivalents are discussed in the cash flow section. The working capital position has significantly improved from December 31, 2025 due to an increase in cash received from the recapitalization plan which includes the NSR Royalty, 2026 Convertible Debenture, and the 2026 Gold Prepay, net of the existing debt that was repaid. During the three and six months ended June 30, 2026, the Company also received cash proceeds from the exercise of warrants and the release of $16.9 million surety bond collateral, which further strengthened its liquidity position.

During the first quarter of 2026, the Company completed its recapitalization plan by securing over $1 billion in committed and available capital. As a result, the Company is in a strong liquidity position. Additional liquidity is available through the remaining $25 million from the NSR Royalty, subject to satisfaction of specified project expenditure conditions, the $100.0 million accordion feature under the 2026 Gold Prepay, and future proceeds from warrant exercises.

There is sufficient cash on hand to meet the Company’s material cash requirements, including commitments for capital expenditures contemplated under our current development plans, for the next twelve months from the end of our most recent fiscal quarter and beyond. If our development plans for our properties materially change or accelerate from our current assumptions, the Company may need to secure additional funds in the future to support such amended or accelerated plans. Future sources of liquidity include but are not limited to additional debt financing, convertible debt, exercise of warrants, options, as well as other means.

Debt

(in thousands of USD)	June 30, 2026	December 31, 2025
2026 Convertible debenture	275,106	—
2026 Gold Prepay Agreement	149,549	—
Silver Purchase Agreement	19,031	18,775
2023 Convertible Debentures	—	80,326
Orion Convertible Loan	—	66,085
Orion Gold Prepay	—	8,176
Other	2,045	1,355
Total	445,731	174,717

NSR Royalty

On March 16, 2026, the Company completed an NSR Royalty recorded within other liabilities, bears a royalty rate of 1.5% of net smelter returns through December 31, 2030, increasing to 3.0% thereafter, and is payable monthly in cash or in-kind as refined gold or silver at Franco‑Nevada’s election. The royalty applies to production from all of the Company's mineral properties, including Granite Creek, Cove, the Ruby Hill Complex and Lone Tree, and is perpetual in duration. Gross proceeds were $250 million, of which $225 million was received at closing. Of the $225 million amount received, $25 million is required to be allocated to the advancement of technical and permitting work on the Mineral Point project. An additional $25 million is expected to be made available to advance Mineral Point, contingent upon satisfaction of specified project expenditure conditions related to the Mineral Point project.

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

Working Capital Facility

On April 29, 2025, the Company finalized a master purchase and sale agreement with Auramet International, Inc. Under the Auramet Agreement, the Company can receive a prepayment of up to $12.0 million for gold contained in mineralized material. The Company recognized this contract as a revenue contract however the agreement provides the Company working capital flexibility. As at August 10, 2026, no amounts have been drawn.

Equity

Outstanding share data	As of August 10, 2026
Common Shares	865,901,683
Warrants	195,977,078
Stock Options	5,670,687
Restricted Share Units ("RSU")	15,434,913
Performance Share Units ("PSU")	5,666,094
Deferred Share Units ("DSU")	2,102,259

Share Capital

During the six months ended June 30, 2026 and 2025 the Company issued the following shares:

		Six months ended
(in thousands of U.S. dollars and shares)		June 30, 2026		June 30, 2025
		Number of shares issued	Amounts	Number of shares issued	Amounts
Share purchase warrants	(a)	22,103	16,727	—	—
2023 Convertible Debenture redemption	(b)	8,134	13,354	—	—
Offtake termination	(c)	3,453	4,796	—	—
Orion Convertible Loan repayment	(d)	2,993	5,177	—	—
Brokered placement	(e)	—	—	345,760	153,158
Private Placement	(e)	—	—	25,240	11,790
Private placement	(f)	—	—	29,210	16,015
ATM Program	(g)	—	—	4,341	2,426
Share-based compensation		1,988	3,298	358	289
Total		38,671	43,352	404,909	183,678

Share Purchase Warrants

(a) During the period ended June 30, 2026, 22.1 million warrants were exercised at an exercise price of $0.70 per share, resulting in the issuance of common shares of the Company for cash proceeds of $15.5 million.

2023 Convertible Debenture redemption

(b) In connection with the 2023 Convertible Debenture redemption the Company issued 8.1 million common shares with a fair value of $13.4 million.

Offtake termination

(c) On June 26, 2026, the Company entered into a termination and settlement agreement with Vox Royalty Corp. to terminate its gold offtake agreement eliminating the fixed obligation to deliver up to 40,000 ounces of refined gold per year from the Granite Creek and Ruby Hill properties through December 31, 2028, and subject to pricing based upon a lookback period. The Company issued 3,453,237 common shares valued at $4.8 million in consideration.

Orion Convertible Loan repayment

(d) In connection with the Orion Convertible Loan repayment the Company issued 3.0 million common shares with a fair value of $5.3 million.

Brokered placement

(e) On May 16, 2025, the Company closed a bought deal public offering of 345.8 million units of the Company at a price of $0.50 per unit for aggregate gross proceeds of $172.9 million and net proceeds of $162.5 million. In addition to the bought deal public offering, the Company closed a private placement of 25.2 million units to certain directors, officers and other shareholders of the Company at a price of $0.50 per unit for aggregate gross proceeds of $12.6 million and net proceeds of $12.5 million.

Prospectus Offering of Common Shares

(f) On January 31, 2025, the Company closed a prospectus offering of 28.2 million common shares of the Company at a price of C$0.80 per share for aggregate gross proceeds of the Company of approximately $15.6 million (C$22.6 million).

On February 28, 2025, in connection with the prospectus offering, the Company closed a private placement of an aggregate of 1.0 million common shares to certain directors and officers of the Company at a price of C$0.80 per share for gross proceeds of approximately $0.6 million (C$0.8 million).

ATM Program

(g) During the first quarter of March 31, 2025, the Company issued 4.3 million common shares under the ATM Program for total gross proceeds of $2.5 million. The ATM Program expired on March 31, 2025.

Cash Flows

	Three months ended June 30,		Six months ended June 30,
(in thousands of U.S. dollars, unless otherwise noted)	2026	2025	2026	2025
OPERATING ACTIVITIES
Net loss	$(52,527)	$(30,215)	$(131,128)	$(71,420)
Adjustments	19,831	14,906	76,532	43,241
Net change in operating assets and liabilities	(16,888)	3,974	(40,068)	(5,857)
Cash used in operating activities	$(49,584)	$(11,335)	$(94,664)	$(34,036)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(21,540)	(1,094)	(33,396)	(1,450)
Cash used in investing activities	$(21,540)	$(1,094)	$(33,396)	$(1,450)

FINANCING ACTIVITIES
Gross proceeds from 2026 Convertible Debentures	—	—	287,500	—
Gross proceeds from NSR	—	—	225,000	—
Gross proceeds from 2026 Gold Prepay	—	—	150,000	—
Warrant and stock option exercises	5,978	—	16,179	8
Principal repayment on 2023 Convertible Debentures	—	—	(67,600)	—
Principal repayment on Orion Convertible Loan	—	—	(49,347)	—
Debt and other liability issuance costs	(614)	(1,759)	(25,248)	(2,053)
Principal repayment on Orion Gold Prepay	—	(30,989)	(22,398)	(30,989)
Principal repayment on Silver Purchase Agreement	—	(10,992)	—	(10,992)
Proceeds from shares issued in equity offerings	—	176,476	—	195,095
Net proceeds from New Gold Prepay and Silver Purchase Agreement	—	31,045	—	31,045
Principal repayment on New Gold Prepay and Silver Purchase Agreement	—	(31,045)	—	(31,045)
Other	230	(41)	(983)	(58)
Cash provided by financing activities	$5,594	$132,695	$513,103	$151,011

Net change in cash, cash equivalents and restricted cash during the period	(65,530)	120,266	385,043	115,525
Cash, cash equivalents and restricted cash, beginning of period	555,831	54,423	105,263	59,290
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	314	(18)	188
Cash, cash equivalents and restricted cash, end of period	$490,288	$175,003	$490,288	$175,003

Cash flows for the three months ended June 30, 2026

Cash used in operating activities for the three months ended June 30, 2026, was $49.6 million compared to $11.3 million cash used in operating activities in the comparative period in 2025. The increase in cash used in operating activities for the three months ended June 30, 2026 was primarily due to comparative working capital changes from an inventory build up as a result of third-party processing availability. Additionally, higher pre-development, evaluation and exploration expense was partially offset by higher gross profit.

Cash used in investing activities was primarily for the Lone Tree Autoclave refurbishment project, the Granite Creek water treatment plant and substation, and infrastructure capital at Archimedes Underground at Ruby Hill.

Cash provided by financing activities for the three months ended June 30, 2026 was $5.6 million compared to cash provided by financing activities of $132.7 million in the comparative period of 2025, due to proceeds received from warrant and stock option exercise. In the prior year period, proceeds were received from equity offerings and a principal repayment was made on the Orion Gold Prepay.

Cash flows for the six months ended June 30, 2026

Cash used in operating activities for the six months ended June 30, 2026, was $94.7 million compared to $34.0 million in the prior year. The increase in cash used in operating activities was due to changes in comparative working capital of $34.2 million resulting from interest paid on repayment of legacy debt, higher pre-development, evaluation and exploration expense partially offset by higher gross profit. Pre-development, evaluation and exploration expenses relate primarily to Ruby Hill property drill programs, Granite Creek and Archimedes underground development.

Cash used in investing activities for the six months ended June 30, 2026 was $33.4 million compared to $1.5 million in the prior year. Cash used in investing activities for the six months ended June 30, 2026 was primarily driven by capital expenditures related to processing plant at Lone Tree, Granite Creek water treatment plant and Archimedes surface infrastructure.

Cash provided by financing activities for the six months ended June 30, 2026 was $513.1 million compared to $151.0 million for the six months ended June 30, 2025. Cash provided by financing activities for the six months ended June 30, 2026 was higher than the prior year due to higher net proceeds received from financing transactions that totaled $637.2 million from the 2026 Convertible Debentures of $274.5 million, NSR Royalty of $218.6 million and 2026 Gold Prepay of $144.1 million, partially offset by legacy debt principal repayments totaling $139.3 million. Additionally, cash proceeds were received from warrant exercises.

COMMITMENTS AND CONTINGENCIES

The Company has described its commitments and contingencies in Note 19 of the Financial Statements for the three and six months ended June 30, 2026.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting policies and estimates used to prepare our financial statements are discussed with our audit committee as they are implemented. There were no significant changes in our critical accounting policies or estimates since the Annual Report Form 10-K for December 31, 2025. For further details on the Company’s accounting policies and estimates, refer to the Company’s Financial Statements for the three and six months ended June 30, 2026.

NON-GAAP AND SUPPLEMENTARY FINANCIAL PERFORMANCE MEASURES

The Company has included certain non-GAAP performance measures commonly used in the mining industry that are not defined under US GAAP in this document. These include adjusted net loss, adjusted net loss per share, and average realized price per ounce. These measures are not defined under US GAAP, and therefore, they may not be comparable to similar measures employed by other companies. Management believes these measures in addition to measures determined in accordance with US GAAP provide investors with useful information to evaluate the Company's underlying operations and financial performance. Supplementary financial measures represents a component of a GAAP number. The measures presented are intended to provide additional information and should not be considered in isolation or as a substitute for measures prepared in accordance with US GAAP and should be read in conjunction with the Company's Financial Statements.

Definitions

"Average realized gold price” per ounce of gold sold is a supplementary financial measure and the calculation is shown below.

"Adjusted net loss” and “adjusted net loss per share” are non-GAAP financial performance measures that the Company considers to better reflect normalized earnings because it eliminates temporary or non-recurring items such as: gain and losses on fair value measurements, loss on loan extinguishment, gain (loss) on Convertible Loans and finance fee expense. Adjusted net loss per share is calculated using the weighted average number of shares outstanding under the basic calculation of earnings per share.

"Sustaining capital expenditures" and "Growth capital expenditures" are supplementary financial measures. Sustaining capital expenditures are investments that support current operational and production levels whereas Growth capital expenditures are associated with major projects and new mine development.

Average realized gold price per ounce of gold sold1

	Three months ended June 30,		Six months ended June 30,
(in thousands of U.S. dollars, unless otherwise noted)	2026	2025	2026	2025
Consolidated
Revenues	24,348	27,836	76,738	41,884
Silver revenue	(224)	(108)	(288)	(169)
Gold revenue	24,124	27,728	76,450	41,715
Gold sold¹	5,335	8,400	15,923	13,352
Average realized gold price ($/oz)	4,522	3,301	4,801	3,124

Granite Creek
Revenues	9,355	19,727	53,194	28,422
Gold ounces sold[1]	2,052	5,981	10,818	9,086
Average realized gold price ($/oz)	4,559	3,298	4,917	3,128

Lone Tree
Revenues	11,891	5,821	18,777	9,784
Silver revenue	(173)	(22)	(233)	(36)
Gold revenue	11,718	5,799	18,544	9,748
Gold sold	2,593	1,754	4,032	3,149
Average realized gold price ($/oz)	4,519	3,306	4,599	3,096

Ruby Hill
Revenues	3,102	2,288	4,767	3,678
Silver revenue	(51)	(86)	(55)	(133)
Gold revenue	3,051	2,202	4,712	3,545
Gold sold	690	665	1,073	1,117
Average realized gold price ($/oz)	4,422	3,311	4,391	3,174

1Gold ounces sold include attributable gold from mineralized material sales at a payable factor of 56% in 2026 (2025 - 59%)

Adjusted net loss1

Adjusted net loss and adjusted net loss per share exclude a number of temporary or one-time items detailed in the following table:

	Three months ended June 30,		Six months ended June 30,
(in thousands of U.S. dollars, unless otherwise noted)	2026	2025	2026	2025

Net loss	$(52,527)	$(30,215)	$(131,128)	$(71,420)
Adjust for:
Loss on Silver Purchase Agreement and embedded derivative	(9,290)	(1,986)	(36,092)	(9,461)
Loss on fair value measurement of NSR Royalty	(24,039)	—	(31,663)	—
Finance fee expense	—	—	(9,796)	—
Loss on loan extinguishment	—	(782)	(7,110)	(782)
Gain (loss) on fair value measurement of Convertible Loans derivative	—	765	(3,463)	(673)
Loss on fair value measurement of Orion Gold Prepay Agreement derivative	—	(2,412)	(3,377)	(10,674)
Loss on Offtake liability	(4,800)	—	(4,800)	—
Gain on fair value measurement of 2026 Gold Prepay derivative	22,000	—	29,893	—
Gain on fair value measurement of warrant liabilities	4,766	709	5,169	275
Total adjustments	$(11,363)	$(3,706)	$(61,239)	$(21,315)
Adjusted net loss	(41,164)	(26,509)	(69,889)	(50,105)

Weighted average shares	861,071,221	608,167,841	849,153,360	520,243,077
Adjusted net loss per share	$(0.05)	$(0.04)	$(0.08)	$(0.10)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The CEO and the CFO have designed disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") or have caused them to be designed under their supervision, in order to provide reasonable assurance that (i) material information relating to the Company has been made known to them; and (ii) information required to be disclosed in the Company’s filings is recorded, processed, summarized and reported within the time periods specified in securities legislation. There were no changes made to i-80 Gold’s disclosure controls and procedures in the three and six months ended June 30, 2026. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c) During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) or regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1
Warrant Indenture dated May 1, 2024, by and between i-80 Gold Corp. and TSX Trust Company (portions redacted pursuant to Item 601 of Regulation S-K) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2026)

31.1*
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

Date: August 10, 2026

i-80 Gold Corp

	By:	/s/ Richard Young
	Name:	Richard Young
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan Snow
	Name:	Ryan Snow
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)