Form 10-Q
period 2026-09-30
i-80 Gold Corp.
filed 2026-11-02
CIK 1853962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2026 the registrant had 868,227,720 common shares, no par value, outstanding.

FORWARD-LOOKING INFORMATION

Certain information set forth in this Quarterly Report Form 10-Q, contains forward-looking statements within the meaning of applicable Canadian and U.S. securities laws that are based on the management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include but are not limited to management's assessment of the Company's future plans and operations; the anticipated timing of permitting the Lone Tree Plant, construction, refurbishment and commissioning; the anticipated benefits of the refurbished processing plant including to cash margins and recoveries, operating margins and free cash flow generation, and the transition from toll milling to owner-operated processing; the anticipated cost and payback period of the refurbishment plan; the perceived merit of projects or deposits; the impact, timing, and execution of the Company’s multi-phase development plan; execution and timing of all asset advancements in the development plan; that ramp-up activities at Granite Creek will lead to steady state production; the Granite Creek dewatering campaign; the potential to utilize the autoclave infrastructure at the Lone Tree Plant to process mineralized material pending the outcome of the refurbishment; the Company's belief that Mineral Point will become the Company’s largest producing asset and is expected to provide the biggest step change in company-wide production; the successful permitting of each project; the ability to further de-risk the development pipeline; the timing, completion and results of the Company’s drill programs and geotechnical site investigation programs; the inclusion of drill results in future feasibility studies and the expected conversion of mineral resources to higher confidence categories or to mineral reserves; that any of the projects will reach commercial production; and the Company’s ability to achieve mid-tier producer status; outlook on gold output; the anticipated growth expenditures; the anticipated timing of permitting, production, project development or technical studies; the Company's 2026 production, operating pre-development, evaluation and exploration cost guidance; the effects of any labor shortage; the anticipated timing for water treatment plant completion at Granite Creek; anticipated commissioning of the Lone Tree Plant by the end of 2027; the expected timing of first gold from upper Archimedes; the anticipated implementation of a hub-and-spoke regional mining and processing model; and the Company's expectation that it has sufficient liquidity to meet its obligations as they become due.

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

The Company's actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements and, accordingly, no assurance can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what benefits, if any, that the Company will derive therefrom. By their nature, forward looking statements are subject to numerous risks and uncertainties, some of which are beyond the Company’s control, including general economic and industry conditions, volatility of commodity prices, title risks and uncertainties, the ability to access sufficient capital from internal and external sources such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Please see “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated from time to time by its subsequent filings, for more information regarding risks regarding the Company which is available on EDGAR at www.sec.gov/edgar and SEDAR+ at www.sedarplus.ca. All forward-looking statements contained in this Quarterly Report Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q or as of the dates specified in such statements. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as required by applicable law.

NON-GAAP AND SUPPLEMENTARY FINANCIAL PERFORMANCE MEASURES

The Company has included in this Quarterly Report on Form 10-Q certain non-GAAP performance measures commonly used in the mining industry that are not defined under U.S. GAAP in this document. These include adjusted net loss, adjusted net loss per share, and average realized price per ounce. These measures are not defined under U.S. GAAP, and therefore, they may not be comparable to similar measures employed by other companies. Management believes these measures in addition to measures determined in accordance with U.S. GAAP provide investors with useful information to evaluate the Company's underlying operations and financial performance. Supplementary financial measures represents a component of a U.S. GAAP number. The measures presented are intended to provide additional information and should not be considered in isolation or as a substitute for measures prepared in accordance with U.S. GAAP and should be read in conjunction with the Company's Financial Statements.

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

i-80 GOLD CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in thousands of United States Dollars, except for share data)
(Unaudited)

	Note	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents		$411,355	$63,240
Receivables, net		12,382	1,914
Inventories	3	41,425	29,254
Prepaids and deposits		5,776	5,642
Other assets	4	252	287
Total current assets		471,190	100,337
Other assets	4	33,197	4,667
Restricted cash	5	21,206	42,023
Property, plant and equipment, net	6	630,109	556,393
Total assets		$1,155,702	$703,420

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities		$64,768	$41,480
Income taxes payable		3,418	—
Debt	7	814	76,808
Reclamation liabilities		1,564	1,595
Other liabilities	8	6,258	18,373
Total current liabilities		76,822	138,256
Deferred tax liabilities		13,112	13,112
Debt	7	452,226	97,909
Reclamation liabilities		61,955	58,916
Other liabilities	8	326,996	48,454
Total liabilities		931,111	356,647

COMMITMENTS AND CONTINGENCIES	18

EQUITY
Common shares, unlimited authorized shares with no par value, 867,527,720 and 827,230,192 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	9	844,961	799,855
Additional paid-in capital		42,773	30,583
Accumulated deficit		(663,143)	(483,665)
Total equity		224,591	346,773
Total liabilities and equity		$1,155,702	$703,420

See accompanying notes to the Condensed Consolidated Financial Statements

i-80 GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in thousands of United States Dollars, except for share data)
(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
	Note	2026	2025	2026	2025
Revenues	12	$32,728	$32,019	$109,466	$73,903
Cost of sales		(27,193)	(28,354)	(78,179)	(65,611)
Depreciation, depletion and amortization	6	(581)	(547)	(1,636)	(1,470)
Gross profit		4,954	3,118	29,651	6,822

Expenses
Pre-development, evaluation and exploration		33,355	20,062	88,317	38,652
General and administrative	9	10,030	7,526	26,727	19,853
Property maintenance		4,914	3,297	13,902	10,610
Loss from operations		(43,345)	(27,767)	(99,295)	(62,293)

Other income	13	171	607	35,431	1,928
Other expenses	13	3,698	(7,612)	(80,420)	(28,147)
Interest expenses	14	(9,103)	(7,095)	(24,569)	(23,993)
Loss on loan extinguishment	15	—	—	(7,110)	(782)
Loss before income taxes		(48,579)	(41,867)	(175,963)	(113,287)

Income tax benefit (expense)	17	229	—	(3,515)	—
Net loss and comprehensive loss		$(48,350)	$(41,867)	$(179,478)	$(113,287)

Net loss per share
Basic and diluted net loss per share	10	$(0.06)	$(0.05)	$(0.21)	$(0.18)

Basic and diluted weighted average shares outstanding	10	866,370,379	815,610,094	854,913,465	619,780,680

See accompanying notes to the Condensed Consolidated Financial Statements

i-80 GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in thousands of United States Dollars)
(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
	Note	2026	2025	2026	2025
OPERATING ACTIVITIES
Net loss		$(48,350)	$(41,867)	$(179,478)	$(113,287)

Adjustments
Depreciation, depletion and amortization	6	1,124	848	3,189	2,542
Accretion expense		1,067	976	3,200	2,930
Share-based compensation		4,932	2,516	9,990	5,018
Non-cash items included in other expense	11	655	8,838	44,987	29,338
Non-cash interest expense		6,422	7,016	18,892	23,063
Loss on loan extinguishment	15	—	—	7,110	782
Finance fee expense	13	—	—	6,368	—
Reclamation expenditures		—	(95)	—	(202)
Other		121	55	(2,884)	(76)
Net change in operating assets and liabilities	11	1,488	6,467	(38,580)	610
Cash used in operating activities		$(32,541)	$(15,246)	$(127,206)	$(49,282)

INVESTING ACTIVITIES
Additions to property, plant and equipment		(23,391)	(3,252)	(56,787)	(4,702)
Cash used in investing activities		$(23,391)	$(3,252)	$(56,787)	$(4,702)

FINANCING ACTIVITIES
Proceeds from 2026 Convertible Debentures	7	—	—	287,500	—
Proceeds from NSR Royalty	8	—	—	225,000	—
Proceeds from 2026 Gold Prepay	7	—	—	150,000	—
Repayment on 2023 Convertible Debentures	7	—	—	(67,600)	—
Repayment on Orion Convertible Loan	7	—	—	(49,347)	—
Repayment on Orion Gold Prepay	7	—	(11,918)	(22,398)	(42,907)
Net proceeds from New Gold Prepay and Silver Purchase Agreement		—	—	—	31,045
Principal repayment on New Gold Prepay and Silver Purchase Agreement		—	—	—	(31,045)
Principal repayment on Silver Purchase Agreement		—	(37)	—	(11,028)
Proceeds from equity offerings		—	(1,171)	—	193,924
Warrant and stock option exercises	9	772	1,261	16,951	1,269
Debt and other liability issuance costs		—	—	(25,248)	(2,053)
Other		(2,544)	(16)	(3,526)	(75)
Cash (used in) provided by financing activities		$(1,772)	$(11,881)	$511,332	$139,130

Cash, cash equivalents and restricted cash, beginning of period		490,287	175,003	105,263	59,290
Net change in cash, cash equivalents and restricted cash during the period		(57,704)	(30,379)	327,339	85,146
Effect of exchange rate changes on cash, cash equivalents and restricted cash		(22)	(69)	(41)	119
Cash, cash equivalents and restricted cash, end of period		$432,561	$144,555	$432,561	$144,555

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents		$411,355	$102,867	$411,355	$102,867
Restricted cash and cash equivalents		21,206	41,688	21,206	41,688
Total cash, cash equivalents, and restricted cash		$432,561	$144,555	$432,561	$144,555
Supplemental cash flow information (Note 11)
See accompanying notes to the Condensed Consolidated Financial Statements

i-80 GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Stated in thousands of United States Dollars, except for share data)
(Unaudited)

		Common Shares		Additional Paid-In Capital	Accumulated Deficit
	Note	Shares	Amount			Total Equity
Balance as at December 31, 2025		827,230,192	$799,855	$30,583	$(483,665)	$346,773
Issued from financing activities	9	11,127,290	18,531	—	—	18,531
Issued on exercise of warrants	9	13,603,447	10,295	(771)	—	9,524
Share-based compensation and related share issuances	9	1,520,468	2,558	111	—	2,669
Net loss		—	—	—	(78,601)	(78,601)
Balance as at March 31, 2026		853,481,397	$831,239	$29,923	$(562,266)	$298,896
Issued from financing activities	9	3,453,237	4,796	—	—	4,796
Issued on exercise of warrants	9	8,500,000	6,432	(482)	—	5,950
Share-based compensation and related share issuances	9	467,049	740	192	—	932
Net loss		—	—	—	(52,527)	(52,527)
Balance as at June 30, 2026		865,901,683	$843,207	$29,633	$(614,793)	$258,047
Issued from financing activities	9	—	(15)	—	—	(15)
Issued on exercise of warrants	9	1,076,100	815	(61)	—	754
Share-based compensation and related share issuances	9	549,937	954	1,622	—	2,576
Reclassification of RSU liability	9	—	—	11,579	—	11,579
Net loss		—	—	—	(48,350)	(48,350)
Balance as at September 30, 2026		867,527,720	$844,961	$42,773	$(663,143)	$224,591

Balance as at December 31, 2024		409,786,957	$606,505	$18,977	$(284,818)	$340,664
Issued from financing activities	9	33,551,854	18,441	—	—	18,441
Share-based compensation and related share issuances	9	20,000	52	6	—	58
Net loss		—	—	—	(41,205)	(41,205)
Balance as at March 31, 2025		443,358,811	$624,998	$18,983	$(326,023)	$317,958
Issued from financing activities	9	371,000,000	164,948	10,517	—	175,465
Share-based compensation and related share issuances	9	338,480	237	95	—	332
Net loss		—	—	—	(30,215)	(30,215)
Balance as at June 30, 2025		814,697,291	$790,183	$29,595	$(356,238)	$463,540
Issued from financing activities	9	—	(218)	—	—	(218)
Issued on exercise of warrants	9	1,801,000	1,363	(102)	—	1,261
Share-based compensation and related share issuances	9	76,181	60	223	—	283
Net loss		—	—	—	(41,867)	(41,867)
Balance as at September 30, 2025		816,574,472	$791,388	$29,716	$(398,105)	$422,999
See accompanying notes to the Condensed Consolidated Financial Statements

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

1.THE COMPANY

i-80 Gold Corp ("i-80 Gold" or the "Company"), is a Nevada-focused, growth-oriented production stage gold and silver mining company engaged in the exploration and extraction of gold and silver. The Company's principal assets include the Granite Creek property, Ruby Hill property, Cove property, and the Lone Tree property which hosts a carbon-in-leach and an autoclave processing plant that is currently undergoing a refurbishment. Each property is wholly-owned by the Company.

The Company was incorporated on November 10, 2020, in the province of British Columbia, Canada. The Company’s common shares are listed on the NYSE American ("NYSE American") under the trading symbol IAUX and on the Toronto Stock Exchange (“TSX”) under the trading symbol IAU. The Company's head office is located in Reno, Nevada, United States and its executive office is located in Toronto, Ontario, Canada.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)Risks and uncertainties and liquidity

As a mining company, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing metal prices, primarily for gold and silver. The prices of these metals are volatile and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s balance sheet, results of operations, cash flows, access to capital and the quantities of mineralized material. The carrying value of the Company's property, plant and equipment net, inventories, and certain derivative instruments are particularly sensitive to the outlook for commodity prices. A decline in the Company's price outlook from current levels could result in material impairment charges related to these assets.

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

(b)Basis of presentation

The Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. While information and note disclosures normally included in annual financial statements and prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, the Company believes that the information and disclosures included in the Financial Statements are adequate and not misleading. Therefore, this information should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026. Except as noted below, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2025. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. The results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

3.INVENTORIES

	September 30, 2026	December 31, 2025
Mineralized material in stockpiles and on leach pads	$9,417	$8,085
Stockpile at third-party processing facility	10,826	11,551
Work-in-process	7,047	3,763
Finished goods	10,167	4,113
Materials and supplies	3,968	1,742
Total inventories	$41,425	$29,254

During the three and nine months ended September 30, 2025, the Company recognized inventory write-downs of nil and $4.0 million, respectively, within cost of sales. Stockpile at third-party processing facility, presented separately above, was previously included within mineralized material in stockpiles and on leach pads. Prior period amounts have been reclassified to conform to the current period presentation.

4.OTHER ASSETS

	September 30, 2026	December 31, 2025
2026 Gold Prepay Agreement embedded derivative (i)	$25,731	$—
Operating lease assets	4,466	4,667
Long-term prepaid (ii)	3,000	—
Other assets	252	287
Total other assets	$33,449	$4,954
Less current portion	252	287
Long-term portion	$33,197	$4,667

(i)The financial asset represents the embedded derivative in relation to the gold‑indexed pricing feature within the 2026 Gold Prepay (Note 7 and Note 19). The embedded derivative is recognized at fair value, with changes in fair value recorded in other income or other expense (Note 13).
(ii)The long-term prepaid relates to a $3.0 million advance payment under a supply arrangement related to the autoclave processing plant at the Company's Lone Tree property, which is currently undergoing refurbishment.
5.RESTRICTED CASH

The Company has restricted cash related to reclamation obligations at its Lone Tree property. During the three and nine months ended September 30, 2026, $4.7 million and $21.6 million, respectively, were released from restricted cash to cash and cash equivalents.

6.PROPERTY, PLANT AND EQUIPMENT, NET

	September 30, 2026	December 31, 2025
Pre-development and exploration properties (i)	$363,394	$363,394
Property, plant and equipment (ii)	187,682	180,098
Construction-in-progress (i)	103,469	34,436
Total	654,545	577,928
Less accumulated depreciation, depletion and amortization	24,436	21,535
Property, plant and equipment, net	$630,109	$556,393
(i)Pre-development and exploration properties and construction-in-progress are not subject to depletion.
(ii)Included in property, plant and equipment is $97.9 million (December 31, 2025 - $98.2 million) not subject to depreciation, depletion and amortization.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

Total depreciation, depletion and amortization on property, plant and equipment are recorded in the following:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of sales	$581	$547	$1,636	$1,470
Pre-development, evaluation and exploration	170	112	499	187
General and administrative	57	43	153	127
Property maintenance	316	146	901	758
Total depreciation, depletion and amortization	$1,124	$848	$3,189	$2,542

7.DEBT

	September 30, 2026	December 31, 2025
2026 Convertible Debentures	$275,697	$—
2026 Gold Prepay	154,775	—
Silver Purchase Agreement	20,078	18,775
2023 Convertible Debentures	—	80,326
Orion Convertible Loan	—	66,085
Orion Gold Prepay	—	8,176
Finance leases and equipment financing	2,490	1,355
Total debt	$453,040	$174,717
Less current portion of debt	814	76,808
Long-term debt	$452,226	$97,909
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

As of September 30, 2026, accrued interest of $5.6 million was recorded in accounts payable and accrued liabilities.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

2026 Gold Prepay
On March 16, 2026, the Company entered into a gold prepayment facility and forward gold arrangements (the “2026 Gold Prepay”) with National Bank of Canada and Macquarie Bank Limited. Under the 2026 Gold Prepay, the Company received aggregate gross proceeds of $150.0 million and net proceeds of $144.1 million, net of debt issuance costs of $5.9 million. In exchange, the Company is obligated to deliver an aggregate of 39,978 ounces of gold, with monthly deliveries scheduled from January 2028 through June 2030.

The 2026 Gold Prepay contains an accordion feature which provides the Company with an additional $100 million for a 24-month period from closing, subject to customary conditions and lender approval. As of September 30, 2026, no amounts have been drawn under the accordion feature.

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

The 2026 Gold Prepay is secured by a first‑ranking security interest over substantially all of the assets of the Company and its material subsidiaries, subject to permitted liens and customary carve‑outs. The supplementary terms agreement includes customary financial covenants and events of default.

Silver Purchase Agreement
On December 13, 2021, in exchange for $30.0 million, the Company entered into a silver purchase and sale agreement with OMF Fund III (HG) LTD., an affiliate of Orion Mine Finance ("Orion"), (the "Silver Purchase Agreement"). Under the Silver Purchase Agreement, which commenced April 30, 2022, the Company was to deliver to Orion 100% of the silver production from the Granite Creek and Ruby Hill projects until the delivery of an aggregate of 1.2 million ounces of silver, after which the delivery would be reduced to 50% until the delivery of an aggregate of 2.5 million ounces of silver, after which the delivery would be reduced to 10% of the silver production solely from Ruby Hill project. Orion paid the Company an ongoing cash purchase price equal to 20% of the prevailing silver price. Until the delivery of an aggregate of 1.2 million ounces of silver, the Company was required to deliver the following minimum amounts of silver (the "Annual Minimum Delivery Amount") in each calendar year: (i) in 2022, 300,000 ounces, (ii) in 2023, 400,000 ounces, (iii) in 2024, 400,000 ounces, and (iv) in 2025, 100,000 ounces. In the event that in a calendar year the amount of silver delivered under the Silver Purchase Agreement was less than the Annual Minimum Delivery Amount, the Company was permitted to make up such difference (the “Shortfall Amount”) by delivering such difference on or before the fifteenth day of the month immediately following such calendar year. At the Company’s sole option, the obligation to make up the Shortfall Amount to Orion could be satisfied by the delivery of refined gold instead of refined silver, at a ratio of 1/75th ounce of refined gold for each ounce of refined silver.

On October 26, 2026, Orion assigned its rights under the Silver Purchase Agreement to Elemental Royalty Corporation. The obligations under the Silver Purchase Agreement are secured obligations of the Company and its wholly-owned subsidiaries Ruby Hill Mining Company LLC, and Osgood Mining Company LLC, and secured against the Ruby Hill project in Eureka County, Nevada and the Granite Creek project in Humboldt County, Nevada.

The Silver Purchase Agreement is recognized as a financial liability at amortized cost and it contains two embedded derivatives as further described in Note 8 and Note 19 of these Financial Statements. Interest expense is calculated by applying the effective interest rate to the financial liability. As of September 30, 2026, the effective interest rate was 21.9% (December 31, 2025 - 21.9%). Interest accretion is included in interest expense.

During the three and nine months ended September 30, 2026, the Company settled nil and 96,223 ounces of silver, respectively, under the Silver Purchase Agreement. Of the year-to-date deliveries, 94,158 ounces were settled during the first quarter in satisfaction of the remaining 2025 Annual Minimum Delivery Amount. As of September 30, 2026, the Company has delivered an aggregate of 1.2 million ounces of silver under the Silver Purchase Agreement, satisfying all Annual Minimum Delivery Amounts required through 2025, with no remaining minimum delivery obligations outstanding.

2023 Convertible Debentures
On February 22, 2023, the Company closed a private placement of $65 million principal amount of secured convertible debentures (the "2023 Convertible Debentures") of the Company. The 2023 Convertible Debentures bore interest at a fixed rate of 8.0% per annum and had a maturity date of February 22, 2027. Outstanding amounts under the 2023 Convertible Debentures were convertible into common shares of the Company at any time prior to maturity at the option of the applicable respective lender (a) in the case of the outstanding principal, $3.38 per common share, and (b) in the case of accrued and unpaid interest, subject to TSX approval, at the market price of the common shares at time of the conversion of such interest. The 2023 Convertible Debentures were redeemed in full during the first quarter of 2026, as further described below.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

On February 28, 2025, the Company completed certain amendments to its 2023 Convertible Debentures. The amendments provided for:
•the conversion price applicable to the debenture holder’s right to elect to convert outstanding and accrued interest on the 2023 Convertible Debentures is equal to the volume weighted average price of the Company's common shares on the TSX during the five trading days immediately preceding the date of the debenture holder’s election notice, less a discount of 15%, converted into US dollars at the Bank of Canada rate on such date;
•the conversion price applicable to the Company’s right to elect to convert outstanding and accrued interest on the 2023 Convertible Debentures is equal to the greater of (x) 85% of the average closing price of the Company's common shares as measured in US dollars on the NYSE American during the 10 business days immediately preceding the date of the Company’s election notice, and (y) the volume weighted average price of the Company's common shares on the TSX during the five trading days immediately preceding the date of the Company’s election notice, less a discount of 15%, converted into US dollars at the Bank of Canada rate on such date;
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

Orion Convertible Loan
On December 13, 2021, the Company entered into a Convertible Credit Agreement (the "Orion Convertible Loan Agreement") with Orion to borrow $50 million (the "Orion Convertible Loan"). The Orion Convertible Loan bore interest at a rate of 8.0% annually and had a maturity date of June 30, 2026. The Orion Convertible Loan was repaid in full during the first quarter of 2026.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

On January 15, 2025, the Company entered into an amended and restated Orion Convertible Loan Agreement (the "Amendment"). Pursuant to the Amendment, the maturity date of the Orion Convertible Loan was extended from December 13, 2025, to June 30, 2026, and certain security was put in place to secure the Company’s obligations under the Orion Convertible Loan. Additional security against the Company’s Ruby Hill and Granite Creek projects was put in place as of March 31, 2025. In connection with the Amendment the Company issued to Orion 5.0 million common share purchase warrants (Note 8) and entered into an offtake agreement with Orion, commencing December 2028. Management determined that the modification to the agreement was non-substantial and accordingly, the Company accounted for the modification as an adjustment to the financial liability.

During the first quarter of 2026, the Company repaid the Orion Convertible Loan in full, including the outstanding principal of $50.0 million and accrued interest of $20.4 million. The Orion Convertible Loan was extinguished through a cash payment of $69.7 million and the issuance of 3.0 million common shares with a fair value of $5.3 million (net $5.2 million) (Note 9), for total consideration of $75.0 million. Upon early repayment, the Company derecognized the carrying amount of the debt host liability and the related derivative liabilities and recorded a loss on extinguishment of debt of $1.6 million. The loss represents the excess of the repayment amount over the aggregate carrying amount of the host debt and the related derivative liabilities and is included in loss on loan extinguishment. During the first quarter of 2026, the Company repaid the outstanding amounts under the Orion Convertible Loan.

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

Orion Gold Prepay
On December 13, 2021, the Company entered into a gold prepay agreement with Orion (the "Orion Gold Prepay"). In April 2022, the Orion Gold Prepay was amended to adjust the quantity of the quarterly deliveries of gold, but not the aggregate amount of gold, to be delivered by the Company to Orion over the term of the Orion Gold Prepay. Under the terms of the amended Orion Gold Prepay, in exchange for $41.9 million, the Company was required to deliver to Orion 3,100 ounces of gold for the quarter ending June 30, 2022, and thereafter, 2,100 ounces of gold per calendar quarter until September 30, 2025, for aggregate deliveries of 30,400 ounces of gold.

On September 20, 2023, the Company entered into an amended and restated Gold Prepay with Orion pursuant to which the Company received aggregate gross proceeds of $20.0 million (the "2023 Gold Prepay Accordion") structured as an additional accordion under the existing Orion Gold Prepay. The 2023 Gold Prepay Accordion will be repaid through the delivery by the Company to Orion of 13,333 ounces of gold over a period of 12 quarters, being 1,110 ounces of gold per quarter over the delivery period with the first delivery being 1,123 ounces of gold. The first delivery occurred on March 31, 2024, and the last delivery was set to occur on December 31, 2026.

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

The Orion Gold Prepay was recognized as a financial liability measured at amortized cost and contained an embedded derivative in relation to the embedded gold price within the agreement that was bifurcated and measured at fair value each reporting period through the date of extinguishment (Note 8 and Note 19). Interest expense was calculated by applying the effective interest rate of 29.1% to the carrying amount of the debt liability up to the date of repayment. Interest accretion is included in interest expense.

8.OTHER LIABILITIES

	September 30, 2026	December 31, 2025
NSR Royalty	$246,892	$—
Silver Purchase Agreement embedded derivative	54,141	20,380
Warrant liability	27,227	24,117
Operating lease liability	4,994	4,735
Share-based payment liability	—	6,959
Orion Gold Prepay embedded derivative	—	9,278
Conversion and change of controls rights	—	1,358
Total other liabilities	$333,254	$66,827
Less current portion	6,258	18,373
Long-term portion	$326,996	$48,454

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

NSR Royalty
On March 16, 2026, the Company entered into a net smelter return royalty financing arrangement (the "NSR Royalty") with Franco‑Nevada U.S. Corporation ("Franco-Nevada"), granting a perpetual royalty on production from the Company’s properties, including Granite Creek, Cove, the Ruby Hill Complex and Lone Tree. Gross proceeds were $250.0 million, of which $225.0 million was received at closing. Of the $225 million amount received, $25 million is required to be allocated to the advancement of technical and permitting work on the Ruby Hill property which includes an open pit gold deposit referred to as Mineral Point ("Mineral Point"). An additional $25.0 million is expected to be made available to advance Mineral Point, contingent upon satisfaction of specified project expenditure conditions related to the Mineral Point project.

The royalty rate is 1.5% of net smelter returns through December 31, 2030, increasing to 3.0% thereafter. The royalty is payable monthly in cash or in-kind as refined gold or silver at Franco‑Nevada’s election.

The royalty obligation was classified as a financial liability. Upon initial recognition, the Company elected the fair value option and, accordingly, measures the obligation at fair value at each reporting date with changes in fair value recorded in other income or other expense (Note 13). As of September 30, 2026, the current portion of the NSR Royalty liability was $3.8 million (December 31, 2025 - nil). Finance fees of $6.4 million related to the NSR Royalty have been recognized in other expense (Note 13).

During the three and nine months ended September 30, 2026, the Company repaid $0.4 million and $1.1 million, respectively.

Silver Purchase Agreement embedded derivative

The financial liability represents the embedded derivative in relation to the silver price included in the Silver Purchase Agreement (Note 7 and Note 19). The Company recognizes the embedded derivative at fair value with any changes in fair value recorded in other income or other expense (Note 13). As of September 30, 2026, the current portion of the Silver Purchase Agreement embedded derivative liability was nil (December 31, 2025 - $2.7 million).

Warrant liability

	Issue date	Expiry date	Exercise price (C$)	Number of warrants	September 30, 2026	December 31, 2025
Brokered placement	5/1/2024	5/1/2028	2.15	34,847,025	$20,876	$18,052
Orion warrants	1/15/2025	1/15/2029	1.01	5,000,000	6,155	5,287
Orion warrants	1/24/2024	1/24/2028	2.72	500,000	196	361
Orion warrants	9/20/2023	9/20/2026	3.17	3,750,000	—	417
Total warrant liability					$27,227	$24,117

During the three and nine months ended September 30, 2026, 3.8 million warrants expired. The warrants are considered derivatives because their exercise price is in C$ whereas the Company’s functional currency is in USD. Accordingly, the Company recognizes the warrants as liabilities at fair value with changes in fair value recorded in other income or other expense (Note 13). The current portion of the liability is nil at September 30, 2026 (December 31, 2025 - $0.4 million).

The fair value of the warrants, excluding warrants issued in connection with the May 2024 brokered placement, were calculated using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2026	December 31, 2025
Risk-free rate	3.2% to 3.4%	2.3% to 2.7%
Expected volatility	60% to 100%	64% to 104%

Share-based payment liability
During the quarter ended September 30, 2026, the Company reassessed the classification of its restricted stock units ("RSUs") and determined that they no longer met the criteria for liability classification and have been reclassified as equity (Note 9). As at December 31, 2025 the share-based payment liability was $7.0 million.

Operating lease liability

Operating lease liabilities relate primarily to equipment and office rentals. The weighted average remaining lease life is 4 years and the weighted average discount rate is 8.48%. Undiscounted remaining payments are $1.0 million for 2026, $6.0 million for 2027 to 2030, and $1.2 million thereafter.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

Orion Gold Prepay embedded derivative

The financial liability represented the embedded derivative related to the gold-indexed pricing feature within the Orion Gold Prepay (Note 7 and Note 19). The Company recognized the embedded derivative at fair value, with any changes in fair value recorded in other income or other expense (Note 13). Upon settlement of the Orion Gold Prepay during the first quarter of 2026, the related embedded derivative liability was derecognized.

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

9.COMMON SHARES

(a)Issued shares

	Note	Number of shares	Amount
Balance as at December 31, 2025		827,230,192	$799,855
2023 Convertible Debenture redemption	(i)	8,133,983	13,354
Orion Convertible Loan repayment	(ii)	2,993,307	5,177
Offtake termination	(iii)	3,453,237	4,781
Share-based compensation		2,537,454	4,253
Exercise of warrants	(iv)	23,179,547	17,541
Balance as at September 30, 2026		867,527,720	$844,961

Balance as at December 31, 2024		409,786,957	$606,505
Private placement	(iv)	25,240,000	11,788
Brokered placement	(iv)	345,760,000	152,941
Private placement	(v)	29,210,464	16,014
ATM program	(vi)	4,341,390	2,426
Share-based compensation		434,661	351
Exercise of warrants	(iv)	1,801,000	1,363
Balance as at September 30, 2025		816,574,472	$791,388

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

The Company has assessed the warrants to meet the requirements to be recorded as equity. The net proceeds from the bought deal offering and the private placement were allocated to the warrants in the amount of $10.5 million and $164.9 million based upon the relative fair values of the common shares and warrants issued.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

During three months ended September 30, 2026, 1.1 million warrants were exercised at an exercise price of $0.70 per share, resulting in the issuance of common shares of the Company for cash proceeds of $0.7 million and a reclassification of $0.1 million from additional paid-in-capital. During the nine months ended September 30, 2026, 23.2 million warrants were exercised at an exercise price of $0.70 per share, resulting in the issuance of common shares of the Company for cash proceeds of $16.2 million and a reclassification of $1.3 million from additional paid-in-capital. As at September 30, 2026, total warrants outstanding were 150.8 million (December 31, 2025 - 174.0 million).

(v)On January 31, 2025, the Company closed an offering of 28.2 million common shares of the Company at a price of C$0.80 per share for aggregate gross proceeds of $15.6 million (C$22.6 million). On February 28, 2025, in connection with the offering, the Company closed a concurrent private placement of 1.0 million common shares to certain directors and officers of the Company at a price of C$0.80 per share for aggregate gross proceeds of $0.6 million (C$0.8 million).

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

The following table summarizes share-based compensation expense included in the Condensed Consolidated Statement of Operations and Comprehensive Loss:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Restricted share units	$4,088	$2,085	$8,456	$3,310
Deferred share units	252	799	618	1,932
Performance share units	573	214	1,380	299
Stock options	—	10	5	69
Total	$4,913	$3,108	$10,459	$5,610

Of the total share-based compensation expense, $9.7 million was recorded in general and administrative expenses and $0.8 million in cost of sales (2025 - $5.6 million and nil, respectively).

During the nine months ended September 30, 2026, the Company granted 2,899,149 RSUs, 1,884,100 PSUs and 785,996 DSUs to its officers, employees and directors and issued 1,732,264 common shares upon vesting of RSUs, 263,849 common shares upon settlement of DSUs and 541,341 common shares upon exercise of stock options.

The PSUs have a performance multiplier from 0% to 200% of the number of units granted based on the Company's total shareholder return relative to the performance of an exchange traded fund. The Company used a Monte-Carlo simulation and determined a weighted average grant date fair value of $2.26 per unit granted.

During the quarter ended September 30, 2026, the Company reassessed the classification of its RSUs. Based on the Company’s historical and expected settlement practices, which now demonstrate a consistent pattern of share settlement, the Company concluded that the RSUs no longer met the criteria for liability classification under ASC 718 and should be accounted for as equity classified awards. Upon reclassification, the Company transferred the previously recognized RSU liability (Note 8) of $11.6 million to additional paid-in capital at its fair value as of the reclassification date.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

10.BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net loss per share is based on the assumption that potential dilutive shares have been issued. The calculation of basic and diluted loss per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net loss	$(48,350)	$(41,867)	$(179,478)	$(113,287)
Basic and diluted weighted average shares outstanding	866,370,379	815,610,094	854,913,465	619,780,680
Basic and diluted net loss per share	$(0.06)	$(0.05)	$(0.21)	$(0.18)

Convertible debentures of 149,350,644, stock options of 5,670,687, RSUs of 14,899,626, PSUs of 11,378,884, DSUs of 2,145,439, and warrants of 194,900,978 (Note 7, 8 and 9) were excluded from the computation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2026 (September 30, 2025 - convertible debentures and convertible loans of 70,365,388, stock options of 8,856,490, PSUs of 7,960,752 and warrants of 233,298,025, respectively) as their effect would be anti-dilutive. As of September 30, 2026, the conversion value of the 2026 Convertible Debentures was less than their principal amount.

11.SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the changes in operating assets and liabilities:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Receivables	$(5,512)	$946	$(10,423)	$(423)
Prepaids and deposits	1,053	782	(134)	(925)
Inventory	(6,489)	(3,391)	(12,279)	(9,803)
Accounts payable and accrued liabilities	10,126	9,775	935	6,303
Income taxes payable	(325)	—	3,418	—
Accrued interest payable	2,635	—	(20,097)	—
Deferred revenue	—	(1,645)	—	5,458
Net change in operating assets and liabilities	$1,488	$6,467	$(38,580)	$610

The following table summarizes non-cash items included in other expense:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Gain (loss) on fair value measurement of Silver Purchase Agreement derivative	$3,529	$2,860	$(32,563)	$(6,602)
(Loss) gain on fair value measurement of 2026 Gold Prepay derivative	(4,162)	—	25,731	—
Gain (loss) on fair value measurement of NSR Royalty	8,713	—	(22,950)	—
Loss on fair value measurement of Convertible Loans derivative	—	(863)	(3,463)	(1,536)
Loss on fair value measurement of Orion Gold Prepay derivative	—	(4,209)	(3,377)	(14,883)
Loss on offtake liability	—	$—	(4,800)	—
Loss on fair value measurement of warrant liability	(8,279)	$(5,400)	(3,110)	(5,126)
Other	(456)	(1,226)	(455)	(1,191)
Non-cash items included in other expense	$(655)	$(8,838)	$(44,987)	$(29,338)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

Other cash flow information:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Non-cash investing and financing activities:
Capital expenditures, not yet paid	$16,552	$1,835	$16,552	$1,835
Shares issued in relation to 2023 Convertible Debentures interest	$—	$—	$13,384	$—
Shares issued in relation to Orion Convertible Loan repayment	$—	$—	$5,250	$—
Shares issued in relation to Offtake settlement	$—	$—	$4,800	$—
Other cash flow information:
Interest paid - Orion Convertible Loan	$—	$—	$20,403	$—
Interest paid - 2023 Convertible Debentures	$—	$—	$5,295	$—

12.REVENUES

Revenues by product

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Gold and silver	$19,150	$24,872	$80,769	$50,804
Mineralized material	13,578	7,147	28,697	23,099
Total	$32,728	$32,019	$109,466	$73,903

Revenues by customer

At September 30, 2026, the Company had two customers that made up 99% of trade receivable (September 30, 2025 - the Company had one customer that made up 92% of trade receivable). The Company is not economically dependent on a limited number of customers for the sale of its product because gold can be sold through numerous commodity market traders worldwide. During the three and nine months ended September 30, 2026 and 2025 all revenues were in the United States.

The following table represents sales to individual customers representing greater than 10% of the Company's revenues:

		Three months ended September 30,		Nine months ended September 30,
Customer	Segment	2026	2025	2026	2025
Customer 1	Granite Creek, Ruby Hill, Lone Tree	$12,103	$22,352	$63,099	$44,653
Customer 2	Granite Creek	13,578	7,147	28,697	23,099
Customer 3	Granite Creek, Ruby Hill, Lone Tree	7,047	1,205	14,263	3,493

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

13.OTHER EXPENSES AND OTHER INCOME

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Gain (loss) on fair value measurement of Silver Purchase Agreement derivative	$3,529	$2,860	$(32,563)	$(6,602)
Gain (loss) on fair value measurement of NSR Royalty	8,713	—	(22,950)	—
Finance fee expense	—	—	(9,802)	—
Loss on Offtake liability (Note 9)	—	—	(4,800)	—
Loss on fair value measurement of Convertible Loans derivative	—	(863)	(3,463)	(1,536)
Loss on fair value measurement of Orion Gold Prepay Agreement derivative	—	(4,209)	(3,377)	(14,883)
Loss on fair value measurement of warrant liability	(8,279)	(5,400)	(3,110)	(5,126)
Other	(265)	—	(355)	—
Total other expenses	$3,698	$(7,612)	$(80,420)	$(28,147)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(Loss) gain on fair value measurement of 2026 Gold Prepay derivative	$(4,162)	$—	$25,731	$—
Interest income	4,333	357	9,700	1,044
Other	—	250	—	884
Total other income	$171	$607	$35,431	$1,928

Finance fee expense relates to NSR Royalty origination fees of $6.4 million as well as general financing activity fees.

14.INTEREST EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
2026 Gold Prepay	$4,905	$—	$10,018	$—
2026 Convertible Debentures	2,635	—	5,600	—
Silver Purchase Agreement	1,048	1,018	2,976	3,126
Convertible loans	—	2,851	2,341	8,195
Amortization of finance costs	912	338	2,140	1,027
2023 Convertible Debentures	—	1,613	1,369	4,681
Orion Gold Prepay	—	1,197	490	5,306
Interest capitalization	(442)	—	(442)	—
Other interest expense	45	78	77	1,658
Total interest expenses	$9,103	$7,095	$24,569	$23,993
For the three and nine months ended September 30, 2026, the Company capitalized $0.4 million of interest expense related to its Lone Tree plant refurbishment project.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

Three months ended September 30, 2026	Granite Creek	Ruby Hill	Lone Tree	Cove	Other	Total
Revenues	$25,822	$1,125	$5,781	$—	$—	$32,728
Costs applicable to sales[1]	(22,822)	(923)	(1,878)	—	—
Pre-development, evaluation and exploration	(5,505)	(26,903)	(72)	(864)	(11)
Property maintenance	(197)	(1,458)	(2,838)	(203)	(218)
Adjusted (loss) income from operations	(2,702)	(28,159)	993	(1,067)	(229)	(31,164)
Unallocated expenses:
Depreciation, depletion and amortization						(581)
Royalties						(1,570)
General and administrative						(10,030)
Loss from operations						$(43,345)

Three months ended September 30, 2025	Granite Creek	Ruby Hill	Lone Tree	Cove	Other	Total
Revenues	$24,857	$2,520	$4,642	$—	$—	$32,019
Costs applicable to sales[1]	(23,446)	(2,267)	(1,077)	—	—
Pre-development, evaluation and exploration	(12,864)	(4,440)	(6)	(2,694)	(58)
Property maintenance	(89)	(577)	(2,276)	(190)	(165)
Adjusted (loss) income from operations	(11,542)	(4,764)	1,283	(2,884)	(223)	(18,130)
Unallocated expenses:
Depreciation, depletion and amortization						(547)
Royalties						(1,564)
General and administrative						(7,526)
Loss from operations						$(27,767)

Nine months ended September 30, 2026	Granite Creek	Ruby Hill	Lone Tree	Cove	Other	Total
Revenues	$79,016	$5,892	$24,558	$—	$—	$109,466
Costs applicable to sales[1]	(60,656)	(4,475)	(8,213)	—	—
Pre-development, evaluation and exploration	(24,782)	(59,369)	(306)	(3,829)	(31)
Property maintenance	(595)	(3,966)	(8,171)	(626)	(544)
Adjusted (loss) income from operations	(7,017)	(61,918)	7,868	(4,455)	(575)	(66,097)
Unallocated expenses:
Depreciation, depletion and amortization						(1,636)
Royalties						(4,835)
General and administrative						(26,727)
Loss from operations						$(99,295)

Nine months ended September 30, 2025	Granite Creek	Ruby Hill	Lone Tree	Cove	Other	Total
Revenues	$53,279	$6,198	$14,426	$—	$—	$73,903
Costs applicable to sales[1]	(53,831)	(5,077)	(3,383)	—	—
Pre-development, evaluation and exploration	(22,583)	(9,529)	(39)	(6,415)	(86)
Property maintenance	(364)	(1,933)	(7,194)	(598)	(521)
Adjusted (loss) income from operations	(23,499)	(10,341)	3,810	(7,013)	(607)	(37,650)
Unallocated expenses:
Depreciation, depletion and amortization						(1,470)
Royalties						(3,320)
General and administrative						(19,853)
Loss from operations						$(62,293)
____________________________
1Costs applicable to sales exclude depreciation, depletion, amortization, and royalties.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in thousands of United States Dollars, except per share amounts)
(Unaudited)

At September 30, 2026	Granite Creek	Ruby Hill	Lone Tree	Cove	Other	Total
Capital expenditures	$18,583	$6,751	$31,065	$388	$—	$56,787
Total assets	$158,211	$125,686	$284,055	$53,998	$533,752	$1,155,702

At December 31, 2025	Granite Creek	Ruby Hill	Lone Tree	Cove	Other	Total
Capital expenditures	$5,045	$2,314	$7,927	$—	$—	$15,286
Total assets	$126,806	$120,809	$240,986	$53,307	$161,512	$703,420

17.INCOME TAXES

(a)The components of income tax benefit (expense) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
United States	$229	$—	$(3,515)	$—
Canada	—	—	—	—
Current tax benefit (expense)	229	—	(3,515)	—

Total income tax benefit (expense)	$229	$—	$(3,515)	$—

(b)The components of loss before income taxes are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
United States	$(27,383)	$(23,289)	$(109,419)	$(49,226)
Canada	(21,196)	(18,578)	(66,544)	(64,061)
Loss before income taxes	$(48,579)	$(41,867)	$(175,963)	$(113,287)

18.COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company has capital commitments of approximately $137.9 million related to its Lone Tree Plant refurbishment project expected to be spent over the next 12 months.

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

The following table presents the financial instruments measured at fair value on a recurring basis within the fair value hierarchy for Level 1 and Level 2 financial instruments:

		September 30, 2026		December 31, 2025
	Level	Carrying amount	Fair value	Carrying amount	Fair value
Warrant liability - brokered placement	1	$20,876	$20,876	$18,052	$18,052
Warrant liability - other	2	$6,351	$6,351	$6,065	$6,065
The Company calculates fair values based on the following methods of valuation and assumptions for Level 1 and Level 2:

Financial assets and liabilities

Financial assets other than the Company's derivative instruments described are carried at amortized cost. The fair value of cash and cash equivalents and receivables approximate their carrying value due to their short-term nature.

Financial liabilities not classified as fair value through the statement of operations are carried at amortized cost. Accounts payable and accrued liabilities approximate their carrying value due to their short-term nature. The 2026 Convertible Debentures have a fair value of $339.6 million.

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

The following table presents a summary of changes in the fair value of the Company's recurring Level 3 financial instruments:

	NSR Royalty	Silver Purchase Agreement - derivative	2026 Gold Prepay - derivative	Orion Gold Prepay - derivative	Orion conversion and change of control rights
Balance as at January 1, 2025	$—	$(7,999)	$—	$(9,665)	$(336)
(Loss) gain recognized in net income	—	(12,381)	—	387	(1,022)
Balance as at December 31, 2025	$—	$(20,380)	$—	$(9,278)	$(1,358)
Initial recognition	(225,000)	—	—	—	—
Repayment	1,058	—	—	—	—
(Loss) gain recognized in net income	(22,950)	(33,761)	25,731	9,278	1,358
Balance as at September 30, 2026	$(246,892)	$(54,141)	$25,731	$—	$—

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

Silver Purchase Agreement

The Silver Purchase Agreement is recognized as a financial liability at amortized cost and it contains two embedded derivatives; one in relation to the embedded silver price within the Silver Purchase Agreement and the other in relation to the gold substitution option whereby the Company could choose to deliver gold instead of silver at a ratio of 75:1, both are measured at fair value each reporting period (Level 3). As at March 31, 2026, the gold substitution option was extinguished upon settlement of the Annual Minimum Delivery Amount. In determining the fair value of the embedded derivatives at each reporting period, management judgment is required in respect to input variables of the financial model used for estimation purposes. These variables include such inputs as metal prices, discount rates and the Company's production profile. Gains and losses were recorded in other income and other expense in the Condensed Consolidated Statement of Operations.

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

Orion Convertible Loan

The Orion Convertible Loan contained conversion and change of control rights that were separately measured at fair value each reporting period (Level 3). In determining the fair value at each reporting period, management judgment was required in respect to input variables of the financial model used for estimation purposes. These variables include such inputs as management's estimate of the probability and date of a change of control event, the Company's share price, share price variability, and discount rates. Gains and losses were recorded in other income and other expense in the Condensed Consolidated Statement of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Company Overview
i-80 Gold Corp. (the "Company" or "i-80 Gold") is a Nevada-focused growth-oriented gold and silver mining company engaged in the exploration and extraction of gold and silver. The Company is one of the largest mineral resource holders in the state with a pipeline of three underground and two open pit projects strategically located in some of Nevada's most prolific gold-producing trends. These wholly owned assets, which are largely brownfield project at various stages of technical studies, permitting, construction, development, and operation, are situated across four properties which include the Granite Creek property, the Ruby Hill property, the Lone Tree property, which hosts an autoclave and carbon-in-leach processing plant in the process of being refurbished (the "Lone Tree Plant"), and the Cove property.
The Company was incorporated on November 10, 2020, under the laws of the province of British Columbia, Canada. The Company’s common shares are listed on the NYSE American under the trading symbol IAUX and on the Toronto Stock Exchange under the trading symbol IAU. The Company’s head office is located in Reno, Nevada, United States ("US") and its executive office is located in Toronto, Ontario, Canada.

Reference to $ or USD is to US dollars, reference to C$ or CAD is to Canadian dollars.
Operational and Financial Highlights

		Three months ended September 30,		Nine months ended September 30,
		2026	2025	2026	2025
Revenues	$000s	32,728	32,019	109,466	73,903
Gross profit	$000s	4,954	3,118	29,651	6,822
Pre-development, evaluation and exploration expenses	$000s	33,355	20,062	88,317	38,652
Net loss	$000s	(48,350)	(41,867)	(179,478)	(113,287)
Net loss per share	$/share	(0.06)	(0.05)	(0.21)	(0.18)
Adjusted net loss[1]	$000s	(48,151)	(34,255)	(118,034)	(85,140)
Adjusted net loss per share[1]	$/share	(0.06)	(0.04)	(0.14)	(0.14)
Cash used in operating activities	$000s	(32,541)	(15,246)	(127,206)	(49,282)
Cash and cash equivalents	$000s	411,355	102,867	411,355	102,867
Gold produced	oz	11,685	12,428	33,649	26,256
Gold ounces sold[2]	oz	7,744	9,368	23,668	22,720
Average realized gold price[1]	$/oz	4,211	3,412	4,608	3,243

Three months ended September 30, 2026

•Revenues were $32.7 million, representing 7,744 ounces in gold sold2 at an average realized gold price1 of $4,211 per ounce, compared to $32.0 million represented by 9,368 ounces at an average realized gold price1 of $3,412 per ounce in the prior year period. Gold sold was lower than the prior year quarter impacted by lower production.

•Gold production was marginally lower at 11,685 ounces compared with 12,428 ounces in the prior year period. Consolidated production is expected to be within the lower half of the guidance range.

•Gross profit increased to $5.0 million from $3.1 million in the prior year period due to a higher realized gold price.

•Net loss increased to $48.4 million compared to $41.9 million in the prior year period, due primarily to higher pre-development, evaluation and exploration costs incurred as the Company advances multiple projects within its development plan. The higher costs were related to drilling programs at the Ruby Hill property partially offset by lower revaluation expenses recorded within other expenses. In September 2026, the company issued the Granite Creek Feasibility Study3 which declared initial mineral reserves. Accordingly, the Company will capitalize qualifying development expenditures at Granite Creek, which were previously expensed as pre-development, evaluation and exploration costs.

•Net loss per share of $0.06 is comparable to the prior year period of $0.05.
1This is a Non-GAAP and Supplementary Financial measure; please see “Non-GAAP and Supplementary Financial Performance Measures” section.
2Gold ounces sold include attributable gold from ore sales at a payable factor of 59% in 2026 (2025 - 58%).
3This technical report was, or will be, prepared under both: National Instrument 43-101 – Standards of Disclosure for Mineral Projects which, in the opinion of the qualified persons, constitutes a feasibility study; and Subpart 1300 of Regulation S-K which, in the opinion of the qualified persons, constitutes a pre-feasibility study.

•Adjusted net loss1 was $48.2 million compared to $34.3 million in the prior year period due to higher pre-development, evaluation and exploration expenses.

•Cash used in operating activities increased to $32.5 million compared to $15.2 million in the prior year period as a result of higher pre-development, evaluation and exploration expenses which was partially offset by higher gross profit.
•Cash and cash equivalents were $411.4 million as of September 30, 2026, a decrease of $53.2 million compared to June 30, 2026, primarily due to cash used in operations of $32.5 million and capital expenditures of $15.0 million primarily driven by the start of the Lone Tree Plant refurbishment project.

Nine months ended September 30, 2026

•Revenues increased to $109.5 million from $73.9 million in the prior year period which represented 23,668 ounces2 at an average realized gold price1 of $4,608 per ounce, compared to gold sales of 22,720 ounces2 at an average realized gold price1 of $3,243 per ounce in the prior year.

•Gold production increased to 33,649 ounces compared with 26,256 ounces in the prior year period.
•Gross profit improved to $29.7 million from a gross profit of $6.8 million in the prior year due to increased gold sales and gold price.
•Net loss was $179.5 million compared to $113.3 million in the prior year period, due to higher pre-development, evaluation and exploration expenses as the Company advances multiple projects within its development plan and higher non-cash fair value revaluation losses on a net basis partially offset by higher gross profit.
•Net loss per share of $0.21 increased from $0.18 in the comparative prior year due to a higher net loss, partially offset by an increase in the weighted average number of common shares outstanding following the equity financing in May 2025.
•Adjusted net loss1 increased to $118.0 million from $85.1 million in the prior year period due to higher pre-development, evaluation and exploration expense, partially offset by higher gross profit.
•Cash used in operating activities was $127.2 million, higher than the $49.3 million in the prior year period primarily due to higher pre-development costs and comparative working capital changes as a result of interest paid on the repayment of legacy debt partially offset by higher gross profit.
•Cash and cash equivalents of $411.4 million at September 30, 2026, increased by $348.1 million during the year. The increase was primarily due to the financing transactions discussed below partially offset by capital expenditures and higher cash used in operations.
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
◦March 23, 2026: Completed an offering of 3.75% unsecured convertible senior notes due 2031 in the aggregate amount of $287.5 million ("2026 Convertible Debentures"). The proceeds from the NSR Royalty were used to redeem the 2023 Convertible Debentures, Orion Gold Prepay, and the Orion Convertible Loan in the amount of $165.0 million.
•Approved the construction decision to proceed with the Lone Tree Plant refurbishment during the first quarter of 2026. Bulk demolition was completed in the third quarter of 2026 as planned, and mobilization has begun in preparation for the start of initial construction, with a focus on civil preparation and concrete work.

•Appointed four new directors who bring highly relevant experience and proven track records in mining operations, mineral processing, finance, capital markets and sustainability.

Development Highlights

•On September 21, 2026, the Company announced the results of a feasibility study for Granite Creek underground supported by two technical reports: (1) a technical report prepared under National Instrument 43-101 - Standards of Disclosure for Mineral projects which, in the opinion of the qualified persons, constitutes a feasibility study under NI 43-101, and (2) a technical report summary prepared under Subpart 1300 of Regulation S-K ("S-K 1300"), which, in the opinion of the qualified persons, constitutes a pre-feasibility study under S-K 1300. (the "Granite Creek Underground Feasibility Study"). Initial Proven and Probable Mineral Reserves of 2.20 million tonnes grading 7.87 grams per tonne gold containing 556,500 ounces of gold. Measured and Indicated underground Mineral Resources increased by 229% to 3.73 million tonnes grading 7.17 grams per tonne gold containing 859,500 ounces of gold, compared to a Preliminary Economic Assessment published in March 2025 for the
1This is a Non-GAAP and Supplementary Financial measure; please see “Non-GAAP and Supplementary Financial Performance Measures” section.
2Gold ounces sold include attributable gold from ore sales at a payable factor of 59% in 2026 (2025 - 58%).

project1; Inferred Mineral Resources decreased by 38% to 0.89 million tonnes grading 7.06 grams per tonne gold containing 202,800 ounces of gold as the infill program converted a portion of Inferred Mineral Resources into the higher classification categories2.

•Granite Creek underground development continued to expand access to high-grade headings, supporting the ongoing production ramp up. The project is expected to be within its full-year production guidance range.

•Archimedes underground advanced on schedule and largely on budget, with main decline development on track and construction of the second ventilation and escape raise underway. Surface and underground infrastructure required to support the start of production mining remains scheduled for completion in early November, ahead of the planned start of production mining by year-end.

•Lone Tree Plant refurbishment advanced on schedule and largely on budget with bulk demolition activities complete and mobilization underway for initial construction activities to commence in the fourth quarter of 2026, as planned. Project capital remains largely on budget with approximately 44% of project capital having been committed and approximately 20% of the contingency having been drawn.

•Completed approximately 36,000 meters of drilling for the quarter bringing the total to approximately 62,000 meters for the nine months ended September 30, 2026. Activities primarily focused on technical drilling at Mineral Point open pit and infill drilling at Archimedes underground to enhance resource definition in support of the planned 2027 technical studies, as well as resource definition drilling at Granite Creek underground beyond the area included in the September 2026 feasibility study.

•Permitting remained largely on track across the development portfolio as associated actions continued to advance.

Sustainability Highlights

•Published the Company's 2025 and fourth annual sustainability report and data book which highlights key achievements in community partnerships, environmental stewardship, and governance in 2025, and reports on continued progress in expanding its sustainability strategy.

•Coordinated a roundtable with U.S. Senator Jacky Rosen, Eureka County leaders, and state and regional partners in Eureka, the neighboring community to the Ruby Hill property, which hosts the Archimedes and Mineral Point projects. Discussions focused on coordinated planning and long-term partnerships to address workforce readiness, housing, and infrastructure in anticipation of future project development.
Strategy Overview

i-80 Gold is executing a multi-phase development plan aimed at creating a mid-tier gold producer in Nevada. The near-term focus is on developing two high-grade underground refractory gold projects (Granite Creek and Archimedes), and the refurbishment and commissioning of the Lone Tree Plant, which is expected to serve as a central processing hub for material from all underground projects. Development of the Company’s two large, open pit oxide projects (Mineral Point and Granite Creek), as well as its third underground mine (Cove), are expected to follow to support a long-term target of 500,000 to 600,0003 ounces of annual gold output.

In support of the multi-phase development plan, the Company released Preliminary Economic Assessments prepared in accordance with NI 43-101 and a corresponding Initial Assessment prepared under S-K 1300, each published in the first quarter of 2025 (the "2025 PEA"), covering all five gold projects. The Company believes these 2025 PEAs outlined a clear and achievable path to gold output and cash flow growth. Permitting, technical studies, development work and ramp up are actively being advanced across the portfolio of five gold projects. During the third quarter of 2026, the Company announced the results of the Granite Creek Underground Feasibility Study.

On October 14, 2026, the Company updated its development plan to better align plant feed and processing capacity, and optimize capital allocation. While the Company’s operating and near-term development projects remain on their initial schedule, the sequence of medium-to-long term projects has been updated as follows:

1. Establish hub-and-spoke mining and processing platform: Ramp up production at Granite Creek underground, bring Archimedes underground into production, and refurbish and commission the Lone Tree Plant as a centralized processing facility — which remains consistent with previously forecasted plans.

2. Prioritize Mineral Point open pit as the next major development project: Add a large-scale open pit heap leach project.

1All figures are rounded to reflect the relative accuracy of the estimates. Totals may not sum due to rounding. Mineral Reserves have been stated on the basis of a mine design, mine plan, and economic model.
2Refer to the Company’s September 21, 2026 press release for the technical study results and accompanying notes to the Mineral Reserve and Mineral Resource estimates. Mineral Resources are reported inclusive of Mineral Reserves.
3Consolidated gold output estimates and average annual gold output targets are based on the most recent LOM output schedules disclosed in the latest technical studies filed for each respective project and related property: Granite Creek underground project, Archimedes underground project, Cove underground project, Granite Creek open pit project, and Mineral Point open pit project. These anticipated output figures are preliminary in nature and are based on mineral resources, which do not have demonstrated economic viability, and are not mineral reserves. In addition, each of the foregoing technical reports are preliminary economic assessments/initial assessments that are preliminary in nature and each include an economic analysis that is based, in part, on inferred mineral resources. Inferred mineral resources are considered too speculative geologically to have for the application of economic considerations applied to them that would enable them to be categorized as mineral reserves. As such, there is no certainty that the output targets will be realized. The anticipated output targets are also pending the refurbishment and commissioning of the Lone Tree Plant. The output targets presented herein are Company goals and not a projection of results and should not be taken as output guidance. All of the Company’s projects, except Granite Creek underground are considered exploration stage projects under S-K 1300 because the Company has not determined mineral reserves at any of its properties pursuant to S-K 1300. Granite Creek underground is considered to be in production stage. The following technical reports for each project and related property have been prepared in accordance with NI 43-101: Preliminary Economic Assessment Technical Report for the Cove Project, Lander County, Nevada (March 31, 2025); Preliminary Economic Assessment Technical Report for the Granite Creek Mine Project, Humboldt County, Nevada, USA (March 31, 2025); and Preliminary Economic Assessment NI 43-101 Technical Report for the Ruby Hill Project, Eureka Country, Nevada, USA (March 31, 2025). Corresponding technical reports prepared in accordance with S-K 1300 are as follows: Initial Assessment & Technical Report Summary for the Cove Project, Lander County, Nevada (March 26, 2025); Initial Assessment of the Granite Creek Mine, Humboldt County, NV (March 26, 2025); and Initial Assessment of the Ruby Hill Project, Eureka County NV (March 29, 2025).

3. Advance remaining growth projects: Develop and construct the Granite Creek open pit once the Mineral Point open pit project is in operation with the Cove underground project sequenced later as an important source of future refractory feed to the Lone Tree Plant when future mining rates decline at the first two underground mines.

The Granite Creek Underground Feasibility Study reported an increase in measured and indicated underground mineral resources by approximately 230% compared to mineral resource estimate included in the project's 2025 PEA1. At Archimedes underground, the Company expects the oxide mineralization to expand based on recently published drill results from the upper 426 zone, and continues to drill within the lower 426 and Ruby Deeps zones (see the Company’s June 25, 2026 press release). Together, these results continue to support the Company’s view that the mineralized bodies at both Granite Creek underground and Archimedes underground remain open for potential expansion and are expected to sufficiently supply the Lone Tree Plant with material feed for a significant period of time and longer than previously contemplated. As such, Cove underground has been sequenced later in the development plan as a future source of refractory feed for the Lone Tree Plant.

This revised sequence of development projects provides an opportunity for the Company to prioritize the Mineral Point open pit project, which is the Company’s largest and most valuable asset. Currently, the anticipated timing of Mineral Point development has not changed from its March 2025 PEA. The exploration program, early-stage pre-permitting activities, technical studies, metallurgical test work, and engineering are ongoing and continue to improve the Company’s understanding of the deposit to support future project planning.

The development plan targets annual gold production of 150,000 to 200,000 ounces beginning in 2028, supported by the Lone Tree Plant processing material from Granite Creek underground and Archimedes underground1. With the addition of oxide heap leach production from Mineral Point open pit, consolidated annual gold equivalent production is targeted to increase to 400,000 to 500,000 ounces beginning in 20311. The broader development plan targets 500,000 to 600,000 ounces in annual gold production in the early 2030’s with the subsequent addition of Granite Creek open pit1. Cove underground is expected to sustain this production level by supplying refractory feed to the Lone Tree Plant as production from Granite Creek underground and Archimedes underground declines.

Mineral Point is the Company’s largest development project by mineral resource, estimated valuation and anticipated annual production, and represents a key driver of anticipated future production growth for the Company. It hosts one of the largest undeveloped bulk-mineable oxide gold-silver resources in Nevada. It is an advanced stage project envisioned as a large-scale gold and silver heap leach oxide operation. Infill and step-out drilling are supporting a planned pre-feasibility study in mid-20272, pending the timing of additional drilling. Initial infill and step-out drill results were very encouraging, highlighting the potential to expand the mineralized footprint (see the Company’s September 22, 2026 press release).

In addition to the quarter end cash balance of $411 million, additional liquidity is available through: (i) the remaining $25 million from the committed NSR Royalty; (ii) the $100 million accordion feature under the 2026 Gold Prepay – each of which are subject to certain specified project and drawdown conditions; (iii) future anticipated proceeds from warrant exercises which are due to mature in 2027 and 2028; (iv) and a proposed ore stockpile financing facility which has been approved as an additional permitting financing facility under the 2026 Gold Prepay. Together, these sources could provide up to approximately $350 million of additional liquidity over the next 18 months. Other than the remaining $25 million under the NSR Royalty, each of these sources is subject to lender approval, the negotiation of definitive agreements or the exercise of outstanding warrants by their holders, as applicable. To support Mineral Point’s development scope, the Company is in dialogue with its lead lenders to establish a corporate revolving credit facility for additional liquidity, if needed.

Parallel to the updated development plan, the Company has optimized its processing strategy where a large portion of refractory material from the Granite Creek and Archimedes underground projects is expected to be stockpiled in 2027 for processing at the Company's wholly owned Lone Tree Plant once commissioned, rather than processed through a third-party facility. Commissioning is expected in the fourth quarter of 2027.

Recapitalization Plan

i-80 Gold has executed several financing initiatives that have led to the successful completion of its recapitalization plan. During the first quarter of 2026, the Company completed several key transactions including the NSR Royalty with Franco-Nevada for up to $250 million, the 2026 Gold Prepay with NBC and Macquarie for up to $250 million, and the issuance of the 2026 Convertible Debentures in the aggregate principal amount of $287.5 million. These financings completed the Company's broader recapitalization plan ahead of its mid-2026 target and align with the projected capital requirements and cash flows of the current project development plan. Overall, the recapitalization secured just over $1 billion1 in raised and available capital from early 2025 through the first quarter of 2026, materially strengthening the Company's balance sheet, providing greater funding certainty, and de-risking the development plan.

1Based on gold output estimates in the most recent life of mine gold output schedules disclosed in the latest technical studies filed for each respective project and related property: Granite Creek underground, Archimedes underground, Cove underground, and Mineral Point open pit. These anticipated output figures are preliminary in nature and are largely based on mineral resources, which do not have demonstrated economic viability and subject to successful project development. Only Granite Creek underground has declared mineral reserves. In addition, for all gold projects except Granite Creek underground, the foregoing technical reports are preliminary economic assessments/initial assessments that are preliminary in nature. The Granite Creek underground technical report was a feasibility study/technical report summary. Each include an economic analysis that is based, in part, on inferred mineral resources. Inferred mineral resources are considered too speculative geologically to have for the application of economic considerations applied to them that would enable them to be categorized as mineral reserves. As such, there is no certainty that the output targets will be realized. Anticipated output targets are also pending the commissioning of the Lone Tree Plant, and are Company goals and not a projection of results and should not be taken as output guidance. All of the Company’s projects other than Granite Creek underground are considered exploration stage projects under S-K 1300, as the Company has not determined mineral reserves at such properties pursuant to S-K 1300. With respect to Archimedes underground, located on the Ruby Hill property, the Company has started extraction activities without determining mineral reserves. The following technical reports for each project and related property have been prepared in accordance with NI 43-101: Preliminary Economic Assessment Technical Report for the Cove Project, Lander County, Nevada (March 31, 2025); NI 43-101 Technical Report Feasibility Study Granite Creek, Humboldt County, Nevada, USA (September 21, 2026); and Preliminary Economic Assessment NI 43-101 Technical Report for the Ruby Hill Project, Eureka Country, Nevada, USA (March 31, 2025). Corresponding technical reports prepared in accordance with S-K 1300 are as follows: Initial Assessment & Technical Report Summary for the Cove Project, Lander County, Nevada (March 26, 2025); S-K 1300 SEC Technical Report Summary Pre-Feasibility Study Granite Creek, Humboldt County, NV (September 21, 2026); and Initial Assessment of the Ruby Hill Project, Eureka County NV (March 29, 2025).
2This technical report was, or is expected to be, prepared under both: National Instrument 43-101 – Standards of Disclosure for Mineral Projects which, in the opinion of the qualified persons, constitutes a feasibility study (Granite Creek underground, Cove and Archimedes underground) or pre-feasibility study (Mineral Point open pit and Granite Creek open pit); and Subpart 1300 of Regulation S-K which, in the opinion of the qualified persons, constitutes a pre-feasibility study.

Outlook

2026 Outlook

The Company’s 2026 production, operating and pre-development evaluation and exploration expense guidance are summarized below:

2026
Gold production
Granite Creek underground	oz	30,000 - 40,000
Archimedes underground and residual heap leach	oz	10,000

Operating costs
Granite Creek underground	$M	$110 - $120
Archimedes underground	$M	$25 - $30

Sustaining capital	$M	$6 - $8

Growth capital
Lone Tree Plant	$M	$140 - $160
Granite Creek underground - water treatment	$M	$10 - $15

Pre-development expense
Granite Creek underground - mine development(1)	$M	$20 - $25
Archimedes underground - mine development	$M	$30 - $35

Evaluation and exploration expense
Resource expansion and infill drilling:
Granite Creek underground	$M	$10
Archimedes underground	$M	$25 - $30
Mineral Point open pit	$M	$45 - $50

Permitting and technical	$M	$20 - $30
(1)Granite Creek mine development costs will be capitalized upon declaration of Mineral Reserves as of September 21, 2026.

The Company expects to be largely within its guidance ranges published in its Annual Report on Form 10-K for the year ended December 31, 2025, on February 19, 2026. The Company’s expectations for 2026 have changed from that guidance as follows:

•Gold production is expected to be in the lower half of the guidance range. This is in part due to the decision to leach Archimedes oxide material on our existing leach pad rather than selling it under the ore purchase agreement, which is expected to delay recording production from the fourth quarter of 2026 to the first quarter of 2027.

•Operating costs are expected to be at the low end of the range due to gold production being in the lower half of the range and the mining of more oxide material than planned, at lower processing costs, from Granite Creek.

•Sustaining capital, growth capital and pre-development expense are all anticipated to be at the low end of the guidance range.

•The Lone Tree Plant refurbishment is on schedule, however, capital expenditures for 2026 are expected to be lower than guidance. Management was conservative in estimating these expenditures during the recapitalization process earlier in year to ensure the Company raised sufficient capital. The original guidance assumed a gap between commitment and invoicing/payment of 30 days, in practice, the Company is experiencing between four to five months for this timing difference. The Company continues to expect the refurbishment capital to be nearly fully committed by year-end.

•Exploration expenses are expected to be lower than planned for 2026, reflecting fewer meters drilled due to previously reported contractor personnel shortages and limited drill rig availability at Archimedes and Mineral Point. During the third quarter, drill rigs have since arrived on site and staffing levels have increased, addressing these constraints.
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

Financing Overview

Nine months ended September 30, 2026

In support of the recapitalization strategy, the Company completed the following financing transactions:

NSR Royalty

On March 16, 2026, the Company announced that it had completed the closing of the $250 million NSR Royalty financing in exchange for a 1.5% life of mine ("LOM") net smelter return royalty with Franco-Nevada, stepping up to a 3.0% LOM net smelter return royalty on January 1, 2031. The NSR Royalty applies to production from all mineral properties in the portfolio, including Granite Creek, Cove, Ruby Hill and Lone Tree.

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

Gold Prepay

On March 16, 2026, the Company closed a Gold Prepay facility with NBC and Macquarie, for an initial advance of $150 million at closing, with a $100 million accordion feature. Upon closing, the Company has the obligation to deliver 39,978 ounces of gold over a 30-month period beginning in January 2028. The accordion feature provides access to an additional $100 million for a 24-month period upon closing of the facility, subject to customary conditions and lender approval. The Company anticipates executing the accordion feature in the first half of 2027, at which point the number of additional gold ounces to be delivered will be determined. The Company expects the total ounces to be delivered for the $250 million facility to represent approximately 15% of total gold output over the projected period of January 2028 to June 2030.

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

Debt repayments

With the proceeds received from the NSR Royalty, the Company redeemed all of its legacy debt obligations except for the silver purchase and sale agreement with OMF Fund III (HG) LTD., as affiliate of Orion Mine Finance (“Orion”), (the "Silver Purchase Agreement") during the first quarter of 2026. The 2023 Convertible Debentures were redeemed for total cash consideration of $72.9 million, with accrued interest and the 4% mandatory redemption premium settled through the issuance of 8.1 million common shares and a cash payment of $5.3 million. The Orion Convertible Loan was repaid for total consideration of $75.0 million, comprised of a cash payment of $69.7 million and the issuance of 3.0 million common shares with a fair value of $5.3 million. The remaining outstanding deliveries of 4,440 ounces of gold from the Orion Gold Prepay were redeemed with a cash payment of $22.4 million.

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

DISCUSSION OF OPERATIONAL RESULTS

The Company owns and operates past producing gold properties in Nevada, one of the largest gold producing regions in the world. The Company continued to advance its gold properties following successful exploration programs.

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

Granite Creek Property		Three months ended September 30,		Nine months ended September 30,
Operational Statistics		2026	2025	2026	2025
Mining
Oxide ore mined	tonnes	12,375	15,296	36,128	54,693
Sulfide ore mined	tonnes	21,994	20,083	55,276	45,928
Low-grade ore mined	tonnes	17,344	15,288	39,719	54,307
Waste mined	tonnes	32,761	46,796	110,523	106,205
Total material mined	tonnes	84,474	97,463	241,646	261,133

Oxide ore grade	g/t	8.17	9.77	8.15	11.19
Sulfide ore grade	g/t	9.09	10.65	7.41	9.12
Low-grade ore grade	g/t	2.99	2.95	2.98	2.90

Processing
Processed ore - sulfide	tonnes	18,382	35,731	53,842	42,746
Processed ore - heap leach	tonnes	—	14,674	5,827	67,261
Total processed ore	tonnes	18,382	50,405	59,669	110,007

Ore purchase agreement (high and low grade oxide)
Oxide ore sold[1]	tonnes	20,260	12,840	52,941	41,638

Total gold produced	oz	9,064	10,478	26,596	19,373
Total gold sold[1]	oz	6,164	7,325	16,982	16,412

Underground mine development (pre-development)	meters	144	394	891	759
Drilling	meters	1,974	9,709	5,109	10,669

Financial Statistics		2026	2025	2026	2025
Mining cost (total ore and waste)	$/t	188	134	175	158
Processing cost (processed ore)	$/t	290	228	280	144
Site general and administrative cost (“G&A”) (total ore mined)	$/t	66	30	56	32
Operating costs[2]	$000s	22,822	23,446	60,656	53,831
Royalties[2]	$000s	1,536	1,488	4,655	3,143
Sustaining capital expenditures[3]	$000s	52	288	4,320	1,927
Growth capital expenditures[3]	$000s	4,818	611	14,263	464
Capital expenditures	$000s	4,870	899	18,583	2,391
Pre-development, evaluation and exploration expenses	$000s	5,505	12,864	24,782	22,583
1Gold ounces sold include attributable gold from ore sales at a payable factor of 59% in 2026 (2025 - 58%).
2Operating costs excluding depletion, depreciation, amortization, and royalties. Royalties exclude Net Smelter Return royalty payments.
3This is a Non-GAAP and Supplementary Financial measure; please see “Non-GAAP and Supplementary Financial Performance Measures” section.

Granite Creek Underground

Ore mined at Granite Creek underground is currently processed as follows: (i) sulfide ore is processed at a third-party processing facility and subject to a toll milling agreement entered into in March 2025; (ii) high-grade and low-grade oxide ore is subject to an ore purchase agreement. Low-grade oxide ore was sold under the ore purchase agreement beginning in the first quarter of 2026; and (iii) residual leaching of low-grade oxide material previously placed on a segregated section of the Company’s Lone Tree heap leach facility continues with no additional ore having been placed after the first quarter of 2026.

On September 21, 2026, the Granite Creek Underground Feasibility Study declared maiden mineral reserves at the project. Accordingly, qualifying development expenditures at Granite Creek incurred after the declaration of reserves, which were previously expensed as pre-development, evaluation and exploration costs, will be capitalized in future periods.

The Company continued mining in the Ogee, upper South Pacific, and Otto zones at Granite Creek underground. During the three months ended September 30, 2026, mining activities were impacted by employee turnover at its mining contractor as a result of increased competition for skilled underground labor in the region, which reduced ore and waste mining rates and delayed access to several high-grade headings. In response, to strengthen workforce retention and support planned mining rates, the Company implemented a competitive retention incentive program for its mining contractor personnel. The mining contractor has since increased staffing to align with the mining rates required through the balance of 2026.

Horizontal development remains on track and, as part of the mine plan optimization, vertical development of the ventilation raise has been postponed to late 2026 or early 2027. The Company expects full-year production for the project to be within its guidance range.

Water inflow volumes to the mine remained largely unchanged and continue to be managed well using the current underground pumping system and expanded sump. Work on an enhanced pumping system, including expanded sumps at lower levels and higher-capacity pumps, advanced during the quarter. Power and discharge lines were completed for the two completed dewatering wells, with transformers and assemblies expected to be installed during the fourth quarter of 2026. The second water treatment plant is fully operational and expected to increase water flows towards its capacity of approximately 3,500 gallons per minute with the commissioning of the two new dewatering wells in the fourth quarter. The water is being treated to potable drinking standards and discharged to the rapid infiltration basins.

At September 30, 2026, the Company had in-process material containing over 6,200 recoverable gold ounces at its third-party processing facility. The Company expects over half of the material at the third-party facility to be processed by the end of 2026. Approximately 4,100 ounces of gold was also held in inventory at September 30, 2026. Gold ounces sold were lower than the prior year periods due to timing of settlements.

Mining cost per tonne has increased due to higher contractor costs and increased labor to support the mine, as well as lower tonnes produced. Processing cost per unit has increased compared to the prior year periods due to a higher proportion of sulfide material being processed at the third-party processing facility.

During the three and nine months ended September 30, 2026, growth capital expenditures were primarily related to the water treatment plant project. Sustaining capital expenditures were related primarily to the electrical substation replacement.

Pre-development, evaluation, and exploration expenses were $5.5 million for the three months ended September 30, 2026, which were related to underground mine development and infill drilling to upgrade mineral resources and step-out drilling.

During the three and nine months ended September 30, 2026, the Company continued infill and step-out drilling at Granite Creek. The underground drill program remained focused on infill drilling to support resource conversion and mine planning. Drilling progressed slower than anticipated during the quarter due to water management and insufficient contractor personnel to maintain continuous operations. Ongoing 2026 infill and step-out drilling supports continued reserve development and resource growth in the South Pacific, Rangefront, Otto and Ogee zones, with the high-grade portion of the CX Zone targeted for further evaluation as part of an anticipated extensive multi-year drill program planned to commence in 2027.

The Granite Creek Underground Feasibility Study outlined several improvements relative to the Granite Creek 2025 PEA, including an optimized mine design, improved geological definition, increased mining flexibility and additional working faces, particularly within the Ogee Zone.

Successful infill and definition drilling within the South Pacific Zone closed gaps in the mineralization, improved continuity and upgraded existing mineral resources to higher-confidence categories. These results supported a larger mineable inventory and an 8.5-year mine life after more than a year of mining. Improved geological definition also increased the number of available ore faces and total planned ore mined, supporting higher planned production and reduced waste development requirements. Ongoing infrastructure upgrades, including increased water treatment and dewatering capacity and ventilation optimization, further support the mine plan.

The Granite Creek Underground Feasibility study also incorporated an optimized processing strategy which includes stockpiling Granite Creek's sulfide and oxide ore ahead of the planned commissioning of the Lone Tree Plant. This strategy is expected to increase the amount of Granite Creek ore processed at the Lone Tree Plant at more favorable processing costs, while reducing reliance on third-party processing.

Granite Creek Open Pit

Under the updated development plan, the Granite Creek open pit oxide project is expected to be constructed once the larger Mineral Point open pit oxide project is in operation. Preparation for a pre-feasibility study has commenced and early-stage pre-permitting activities are being conducted. A technical site investigation program is anticipated to commence in the first quarter of 2027 with subsequent engineering trade-off optimization studies, followed by completion of a pre-feasibility study technical report expected in the second half of 2028. The Company is currently working through operational permitting needs followed by the an expected NEPA permitting process, which is currently projected to commence in 2027.

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

The Company continues to leach gold from the historic leach pads on the Ruby Hill property. Year-to-date gold production from the historic leach pad is below plan due to lower leaching rates in areas of the pad, partly in preparation for placement of mineralized material from the underground in the fourth quarter and partly to manage localized ponding at surface. Higher processing cost per ounce compared to the prior year periods was due to lower produced ounces. For the residual leaching process, management continues to focus on managing localized areas of ponding and optimizing cyanide application rates.

Ruby Hill Property		Three months ended September 30,		Nine months ended September 30,
Operational Statistics		2026	2025	2026	2025
Heap Leach
Gold produced	oz	265	643	1,143	1,979
Gold sold	oz	274	730	1,347	1,847

Underground mine development (pre-development)	meters	760	98	2,319	98
Archimedes drilling	meters	7,990	—	15,377	—
Mineral Point drilling	meters	25,865	3,783	41,451	5,532

Financial Statistics		2026	2025	2026	2025
Processing cost (produced oz)	$/oz	5,845	1,893	3,835	1,726
Site G&A (produced oz)	$/oz	883	896	785	1,095
Operating costs (heap leach)	$000s	923	2,267	4,475	5,077
Royalties[1]	$000s	35	75	180	177
Sustaining capital expenditures[2]	$000s	353	621	822	1,531
Growth capital expenditures[2]	$000s	2,759	—	5,929	—
Capital expenditures	$000s	3,112	621	6,751	1,531
Pre-development, evaluation and exploration expenses	$000s	26,903	4,440	59,369	9,529
1Royalties exclude Net Smelter Return royalty payments.
2This is a Non-GAAP and Supplementary Financial measure; please see “Non-GAAP and Supplementary Financial Performance Measures” section.

Archimedes underground project

During the three months ended September 30, 2026, underground development at the Archimedes project continued to advance on schedule, with 760 meters of development completed during the quarter, supported by favorable ground conditions and high productivity rates from contractors. The first ventilation raise was completed and the second ventilation raise commenced in September of 2026. Permitting activities for Lower Archimedes, (located below the 5,100-foot elevation of the deposit) continued to advance as planned. Mining in Upper Archimedes (located above the 5,100-foot elevation of the deposit) has been on schedule with first gold expected in the fourth quarter of 2026. Refractory material is expected to be stockpiled for processing at the wholly-owned Lone Tree Plant, once commissioned, rather than processed through a third-party facility, while placement of the oxide material on the existing leach pad at the Ruby Hill property is expected to begin by the end of 2026.

Growth capital expenditures for the three and nine months ended September 30, 2026, were primarily related to infrastructure upgrades and power upgrades.

Pre-development, evaluation and exploration expenses were $26.9 million and $59.4 million for the three and nine months ended September 30, 2026, respectively. Pre-development, evaluation and exploration expenses were higher than the prior year periods primarily due to underground development at the Archimedes underground project which began in the third quarter of 2025. Development during the quarter focused on advancement of the main ramp and lateral access for drilling platforms.

An infill drilling program largely within the lower portion of the 426 Zone and Ruby Deeps Zone commenced in the second quarter of 2026, targeting approximately 55,000 meters planned across 140 drill holes in support of the planned feasibility study for Archimedes ("Archimedes Feasibility Study")(2). Drilling activities during the quarter continued with 7,990 meters of infill drilling of the lower 426 Zone and Ruby Deeps Zone. The Archimedes Feasibility Study is anticipated to be completed in the second half of 2027, subject to timing of completion of the drilling program. Consistent with previously reported results, ongoing drilling continues to intersect significant intervals of oxide mineralization outside the mineral resource estimate supporting the Archimedes 2025 PEA. Ongoing metallurgical test work also demonstrates the potential to process more oxide material on the Ruby Hill property’s existing active heap leach pad than contemplated in the project's 2025 PEA mine plan, potentially improving cash margins for a portion of near-term production at Archimedes.

Mineral Point open pit project

The Company’s updated development plan prioritizes the Mineral Point open pit as the Company’s next major development project to drive the next phase of production growth following the anticipated establishment of its underground hub-and-spoke mining and processing platform.

At Mineral Point open pit, the Company advanced its surface drill program during the quarter as part of the largest drill program in the Company's history, completing approximately 25,865 meters of core drilling and reverse circulation drilling with a fleet of up to seven drill rigs, primarily for infill drilling of the currently classified Inferred Resources. The program achieved steady state during the quarter, with drilling footage rates improving significantly from earlier in the year following the mobilization of additional drill rigs. Initial infill and step-out drill results released during the third quarter were encouraging, highlighting the potential to expand the mineralized footprint outside of the project's 2025 PEA pit shell. The geotechnical phase of the surface core program in support of the pre-feasibility study was completed during the quarter (see the Company’s September 22, 2026 press release). The results from this program will support a pre-feasibility study for the project, which is expected to be completed in the second half of 2027, pending timing of completion of the drilling program. Early-stage pre-permitting activities continued to progress during the quarter.

Cove Underground Project

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

Cove Project		Three months ended September 30,		Nine months ended September 30,
Operational Statistics		2026	2025	2026	2025
Drilling	meters	—	2,621	—	7,120

Financial Statistics		2026	2025	2026	2025
Pre-development, evaluation and exploration expenses	$000s	864	2,694	3,829	6,415

During the three and nine months ended September 30, 2026, the Company continued to advance technical and economic studies for the Cove Underground project. The permitting action is anticipated to require a Notice of Intent to complete an Environmental Impact Statement through the BLM. Federal and State of Nevada permit approvals remain on track for targeted receipt by year-end 2027. A feasibility study for Cove is expected to be completed in the fourth quarter of 2026. Demonstrated resource expansion potential at Granite Creek and Archimedes, the Company's first two underground projects, has provided the flexibility to sequence Cove underground later in the development pipeline as an important future source of refractory feed to the Lone Tree Plant, when future mining rates decline at the first two underground mines.

Lone Tree Property

The Lone Tree property contains the Lone Tree Plant and a historic producing mine that ceased mining operations in 2006 and is located within the Battle Mountain-Eureka Trend, midway between the Company's Granite Creek property and Cove underground project. The Lone Tree open pit is not currently included in the new development plan. The Lone Tree Plant is currently undergoing a refurbishment following a positive construction decision made by the Board of Directors during the first quarter of 2026. i-80 Gold is one of two gold companies in Nevada with autoclave processing facilities (the other being owned by Nevada Gold Mines LLC, a joint venture between Barrick Mining Corporation and Newmont Corporation).

The Lone Tree Plant is envisioned to process material from the Company’s three underground mines, Granite Creek, Archimedes, and in the future Cove, to establish a regional hub-and-spoke mining and processing model. Upon refurbishment and commissioning, the Lone Tree Plant is intended to allow the Company to transition from toll milling to owner-operated processing. This shift is expected to materially increase operating margins and enhance free cash flow generation.

Lone Tree		Three months ended September 30,		Nine months ended September 30,
Operational Statistics		2026	2025	2026	2025
Heap Leach
Gold produced	oz	2,356	1,307	5,910	4,904
Gold sold	oz	1,306	1,313	5,339	4,461

Financial Statistics		2026	2025	2026	2025
Processing cost (produced oz)	$/oz	1,132	1,038	1,290	737
Site G&A (produced oz)	$/oz	266	302	279	213
Operating costs (heap leach)	$000s	1,878	1,077	8,213	3,383
Sustaining capital expenditures[1]	$000s	235	98	694	188
Growth capital expenditures (Lone Tree Plant Refurbishment) [1]	$000s	15,049	2,678	30,371	3,249
Capital expenditures	$000s	15,284	2,776	31,065	3,437
1This is a Non-GAAP and Supplementary Financial measure; please see “Non-GAAP and Supplementary Financial Performance Measures” section.

The leaching of the historic leach pad at Lone Tree continues to produce gold at profitable quantities. Processing costs per produced ounce is higher than the prior year periods due to a higher volume of reagents used to improve gold production.

Lone Tree Plant Refurbishment Project

During the first quarter of 2026, the Company provided Hatch Associates Consultants, Inc., with a formal Notice to Proceed ("NTP") for the Lone Tree refurbishment project. In preparation, procurement for long lead equipment and detailed engineering activities commenced in 2025 to optimize the schedule. The Lone Tree Plant is expected to operate at a nameplate capacity of 2,250 tonnes per day or 825,000 tonnes per annum, consistent with historic production rates. The scope of refurbishment work at the Lone Tree Plant includes a combination of new and improved design components and the replacement of some existing infrastructure. This work is aimed at modernizing the Lone Tree Plant to improve process efficiency and operating flexibility, and to meet new environmental compliance standards, including the refurbishment and upgrade of the existing autoclave to a modern pressure oxidation circuit.

Bulk demolition was completed in the three months ended September 30, 2026 as planned, and mobilization has begun in preparation for the start of initial construction, with a focus on civil preparation and concrete work. Detailed engineering and procurement continue to advance in line with the construction and commissioning schedule with approximately 74% of procurement packages, by value, awarded as of the end of September 2026.

Refurbishment timing and costs incurred to date remain in line with the Company’s December 2025 engineering study, which included a total capital cost estimate of $430 million, inclusive of approximately 12% contingency, owner’s cost, and capital spares. The Lone Tree Plant refurbishment capital expenditures for 2026 are expected to be lower than original guidance. Refer to the “Outlook” section above for 2026 capital expenditure guidance. The Company continues to expect the refurbishment capital to be nearly fully committed by year-end, and the project remains on schedule. Overall labor costs to date are running approximately 5% to 10% above initial estimates, reflecting higher wages and incidentals due to the competitive labor market in Northern Nevada; however, these remain within the allotted project contingency. Total project capital remains largely as expected with approximately 20% of the total project contingency drawn down and approximately 44% of capital committed at the end of the third quarter of 2026. The Company expects all major procurement and contracts to be in place by the end of 2026 providing greater certainty around the projected cost to complete the project.

State level permits have been received on schedule as of the end of September to allow for the mobilization of site contractors to begin construction. The Lone Tree Plant is permitted for the existing operational components in use, and the receipt of normal course design and environmental state permits remains on track.

Capital expenditures for the three months and nine months ended September 30, 2026 were primarily related to the refurbishment of the Lone Tree Plant. See Outlook section above for anticipated 2026 project spend.

DISCUSSION OF FINANCIAL RESULTS

	Three months ended September 30,		Nine months ended September 30,
(in thousands of USD)	2026	2025	2026	2025
Revenues	32,728	32,019	109,466	73,903
Cost of sales	(27,193)	(28,354)	(78,179)	(65,611)
Depreciation, depletion and amortization	(581)	(547)	(1,636)	(1,470)
Gross profit	4,954	3,118	29,651	6,822

Expenses
Pre-development, evaluation and exploration	33,355	20,062	88,317	38,652
General and administrative	10,030	7,526	26,727	19,853
Property maintenance	4,914	3,297	13,902	10,610
Loss from operations	(43,345)	(27,767)	(99,295)	(62,293)

Other income and expenses, net	3,869	(7,005)	(44,989)	(26,219)
Interest expenses	(9,103)	(7,095)	(24,569)	(23,993)
Loss on loan extinguishment	—	—	(7,110)	(782)
Loss before income taxes	(48,579)	(41,867)	(175,963)	(113,287)

Income tax benefit (expense)	229	—	(3,515)	—
Net loss	(48,350)	(41,867)	(179,478)	(113,287)
Financial results for the three months ended September 30, 2026

Revenues

Revenues for the three months ended September 30, 2026 were $32.7 million, an increase from $32.0 million in the prior year period. During the three months ended September 30, 2026, gold ounces sold1 totaled 7,744 ounces at an average realized gold price2 of $4,211 per ounce, compared to gold ounces sold1 of 9,368 at an average realized gold price1 of $3,412 per ounce during the same period of 2025.

	Three months ended September 30,
Spot price per ounce of gold ($)	2026	2025	% Change
Average	4,262	3,458	23%
Low	3,994	3,275	22%
High	4,664	3,859	21%
Average realized	4,211	3,412	23%

Cost of sales

Cost of sales for the three months ended September 30, 2026 was $27.2 million, a decrease from $28.4 million in the prior year period due to lower gold ounces sold1.
1Gold ounces sold include attributable gold from ore sales at a payable factor of 59% in 2026 (2025 - 58%).
2This is a Non-GAAP and Supplementary Financial measure; please see “Non-GAAP and Supplementary Financial Performance Measures” section.

Pre-development, evaluation and exploration expenses

	Three months ended September 30,
(in thousands of USD)	2026	2025
Ruby Hill	17,259	2,373
Granite Creek	967	4,331
Cove	516	1,414
Permitting and technical	2,694	3,673
Other	83	64
Total exploration and evaluation expenses	21,519	11,855

Granite Creek	3,868	8,143
Ruby Hill	7,968	64
Total pre-development expenses	11,836	8,207
Total pre-development, evaluation and exploration expenses	33,355	20,062

For the three months ended September 30, 2026, the Company incurred higher pre-development, evaluation and exploration expenses, compared to the prior year period reflecting the increased activity to advance key development milestones across all five gold projects within its development plan. The increase in pre-development, evaluation and exploration cost over the prior year quarter was mainly attributable to the Ruby Hill property and the increased surface drill program for the Mineral Point project and the Archimedes underground project.

General and administrative expenses

For the three months ended September 30, 2026, general and administrative expenses are higher compared to the prior year period primarily due to higher share based compensation expense. Additionally, there were higher personnel costs compared to the prior year period as the Company responds to the growing resourcing requirements of a company moving from development stage to production stage.
Other income (expenses), net

	Three months ended September 30,
(in thousands of USD)	2026	2025
Gain on fair value measurement of NSR Royalty	8,713	—
Interest income	4,333	357
Gain on fair value measurement of Silver Purchase Agreement derivative	3,529	2,860
Loss on fair value measurement of warrant liabilities	(8,279)	(5,400)
Loss on fair value measurement of 2026 Gold Prepay derivative	(4,162)	—
Loss on fair value measurement of Orion Gold Prepay Agreement derivative	—	(4,209)
Loss on fair value measurement of Convertible Loans derivative	—	(863)
Other (expense) income	(265)	250
Total other income (expenses), net	3,869	(7,005)
Gains and losses on the fair value measurement of derivatives represent the fair value revaluation driven by changes in the gold and silver forecast prices and discount rate changes during the period. The fair value measure of warrant liabilities is driven by the Company's share price.

Interest Expenses

	Three months ended September 30,
(in thousands of USD)	2026	2025
2026 Gold Prepay	4,905	—
2026 Convertible Debentures	2,635	—
Silver Purchase Agreement	1,048	1,018
Amortization of finance costs	912	338
Convertible loans	—	2,851
Orion Gold Prepay	—	1,197
2023 Convertible Debentures	—	1,613
Interest capitalization	(442)	—
Other interest expense	45	78
Total interest expenses	9,103	7,095

Interest expenses for the three months ended September 30, 2026 was $9.1 million, an increase of $2.0 million compared to the prior year period due to higher principal amounts outstanding.
Financial results for the nine months ended September 30, 2026
Revenues
Revenues for the nine months ended September 30, 2026 was $109.5 million, an increase of 48% from $73.9 million in the prior year period. The increase in revenues was driven by higher ounces sold1 at Granite Creek and higher average realized gold price2. During the nine months ended September 30, 2026, gold ounces sold1 totaled 23,668 ounces at an average realized gold price2 of $4,608 per ounce, compared to 22,720 ounces at an average realized gold price2 of $3,243 per ounce during the same period of 2025.

	Nine months ended September 30,
Spot price per ounce of gold ($)	2026	2025	% Change
Average	4,545	3,207	42%
Low	3,994	2,635	52%
High	5,405	3,859	40%
Average realized	4,608	3,243	42%

Cost of sales

Cost of sales for the nine months ended September 30, 2026 was $78.2 million, which was an increase from $65.6 million in the prior year period, largely driven by an increase in gold ounces sold1 and higher processing costs from sulfide ore at Granite Creek.
1Gold ounces sold include attributable gold from ore sales at a payable factor of 59% in 2026 (2025 - 58%).
2This is a Non-GAAP and Supplementary Financial measure; please see “Non-GAAP and Supplementary Financial Performance Measures” section.

Pre-development, evaluation and exploration expenses

	Nine months ended September 30,
(in thousands of USD)	2026	2025
Ruby Hill	37,495	3,387
Granite Creek	4,399	5,427
Cove	1,434	4,460
Permitting and technical	9,016	10,029
Other	337	125
Total exploration and evaluation expenses	52,681	23,428

Granite Creek	17,844	15,160
Ruby Hill	17,792	64
Total pre-development expenses	35,636	15,224
Total pre-development, evaluation and exploration expenses	88,317	38,652

For the nine months ended September 30, 2026, the increase in pre-development, evaluation and exploration expenses compared to the prior year period was due primarily to increased infill drilling and mine development at Ruby Hill for Archimedes underground and the Mineral Point projects.

At Ruby Hill, expenses increased due to the construction of Archimedes where the advancement rate of the decline continued to exceed expectations, resulting in accelerated development activity, along with higher drilling expenses relate to the drilling program. Expenditures at Mineral Point also increased due to the planned surface drilling program.

Cove pre-development, evaluation and exploration expenses decreased in the nine months ended September 30, 2026 compared to the prior year period due to the completion of the delineation drilling program in the first quarter of 2025. Current period expenses related primarily to technical study work.

General and administrative expenses

For the nine months ended September 30, 2026, general and administrative expenses were higher compared to the prior year primarily due to share based compensation expense. Personnel costs were higher compared to the prior year period due to the growing resourcing requirements of a company moving from development stage to production stage.
Other expenses, net

	Nine months ended September 30,
(in thousands of USD)	2026	2025
Gain on fair value measurement of 2026 Gold Prepay derivative	25,731	—
Interest income	9,700	1,044
Loss on fair value measurement of Silver Purchase Agreement derivative	(32,563)	(6,602)
Loss on fair value measurement of NSR Royalty	(22,950)	—
Finance fee expense	(9,802)	—
Loss on Offtake liability	(4,800)	—
Loss on fair value measurement of Convertible Loans derivative	(3,463)	(1,536)
Loss on fair value measurement of Orion Gold Prepay Agreement derivative	(3,377)	(14,883)
Loss on fair value measurement of warrant liabilities	(3,110)	(5,126)
Other (expense) income	(355)	884
Total other expenses, net	(44,989)	(26,219)

Gains and losses on derivatives were related to unrealized fair value measurements driven by changes in the gold and silver forecast prices and discount rate changes during the period. Losses on the fair value of warrants are driven by changes in the Company’s share price at each reporting period. Finance fee expense relates to NSR Royalty origination fees of $6.4 million as well as general financing fees.

Interest Expenses

	Nine months ended September 30,
(in thousands of USD)	2026	2025
2026 Gold Prepay	10,018	—
2026 Convertible Debentures	5,600	—
Silver Purchase Agreement	2,976	3,126
Convertible loans	2,341	8,195
Amortization of finance costs	2,140	1,027
2023 Convertible Debentures	1,369	4,681
Orion Gold Prepay	490	5,306
Interest capitalization	(442)	—
Other interest expense	77	1,658
Total interest expenses	24,569	23,993

Interest expenses for the nine months ended September 30, 2026, were comparable compared to the prior year period.

Loss on loan extinguishment

The Company recognized a loss on loan extinguishment relating to the repayment of legacy debt during the first quarter of 2026.

DISCUSSION OF FINANCIAL POSITION

Balance Sheet Review
Assets

Total assets at September 30, 2026 were $1,155.7 million compared to $703.4 million and increased due to the following:
•Cash and cash equivalents increased by $348.1 million from $63.2 million at December 31, 2025 to $411.4 million at September 30, 2026. Refer to the Liquidity and Capital Resources and cash flow section below for further details.

•Property, plant and equipment have increased by $73.7 million due to increase in the Lone Tree Plant refurbishment activities, Granite Creek and Ruby Hill capital expenditures.

•Other assets have increased due to the 2026 Gold Prepay derivative asset recognized in the amount of $25.7 million.

•Restricted cash of $21.6 million was released as a result of the Company's strengthening credit profile.
Liabilities
Total liabilities as at September 30, 2026 were $931.1 million compared to $356.6 million as at December 31, 2025. The increase was due primarily to the completion of the recapitalization which was comprised of the 2026 Convertible Debentures, the NSR Royalty, and 2026 Gold Prepay as well as other increases within other liabilities related to the Silver Purchase Agreement derivatives. Partially offsetting these increases was the de-recognition of derivatives associated with legacy debt that was repaid in the first quarter of 2026 and the legacy debt repayments.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook

(in thousands of USD)	September 30, 2026	December 31, 2025
Cash and cash equivalents	411,355	63,240
Working capital	394,368	(37,919)

Changes in cash and cash equivalents are discussed in the cash flow section. The working capital position has significantly improved from December 31, 2025 due to an increase in cash received from the recapitalization plan which includes the NSR Royalty, 2026 Convertible Debenture, and the 2026 Gold Prepay, net of the existing debt that was repaid. During the nine months ended September 30, 2026, the Company also received cash proceeds from the exercise of warrants and the release of $21.6 million surety bond collateral, which further strengthened its liquidity position.

During the first quarter of 2026, the Company completed its recapitalization plan by securing over $1 billion in committed and available capital. As a result, the Company is in a strong liquidity position. Additional liquidity is available through the remaining $25 million from the NSR Royalty, subject to satisfaction of specified project expenditure conditions, the $100.0 million accordion feature under the 2026 Gold Prepay, and future proceeds from warrant exercises as well as the Company is in dialogue with its lead lenders to establish a corporate revolving credit facility, if needed. In total, approximately $350 million of additional liquidity maybe available over the next 18 months.

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

Debt

(in thousands of USD)	September 30, 2026	December 31, 2025
2026 Convertible debenture	275,697	—
2026 Gold Prepay Agreement	154,775	—
Silver Purchase Agreement	20,078	18,775
2023 Convertible Debentures	—	80,326
Orion Convertible Loan	—	66,085
Orion Gold Prepay	—	8,176
Other	2,490	1,355
Total debt	453,040	174,717

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

Silver Purchase Agreement

On December 13, 2021, in exchange for $30.0 million, the Company entered into a silver purchase and sale agreement with Orion ("Silver Purchase Agreement"). Pursuant to the terms of the Silver Purchase Agreement, which commenced as of April 30, 2022, the Company is to deliver to Orion 100% of the silver production from the Granite Creek and Ruby Hill projects until the delivery of 1.2 million ounces of silver, after which the delivery will be reduced to 50% until the delivery of an aggregate of 2.5 million ounces of silver, after which the delivery will be reduced to 10% of the silver production solely from Ruby Hill Project. Orion will pay the Company an ongoing cash purchase price equal to 20% of the prevailing silver price. Until the delivery of an aggregate of 1.2 million ounces of silver, the Company is required to deliver the following minimum amounts of silver ("the Annual Minimum Delivery Amount") in each calendar year: (i) in 2022, 300,000 ounces, (ii) in 2023, 400,000 ounces, (iii) in 2024, 400,000 ounces, and (iv) in 2025, 100,000 ounces. In the event that in a calendar year the amount of silver delivered under the Silver Purchase Agreement is less than the Annual Minimum Delivery Amount, the Company shall make up such difference (the “Shortfall Amount”) by delivering on or before the fifteenth day of the month immediately following such calendar year (the "Delivery Deadline"). At the Company’s sole option, the obligation to make up the Shortfall Amount to Orion could be satisfied by the delivery of refined gold instead of refined silver, at a ratio of 1/75th ounce of refined gold for each ounce of refined silver.

On October 26, 2026, Orion assigned its rights under the Silver Purchase Agreement to Elemental Royalty Corporation. The obligations under the Silver Purchase Agreement are secured obligations of the Company and its wholly-owned subsidiaries Ruby Hill Mining Company LLC, and Osgood Mining Company LLC, and secured against the Ruby Hill project in Eureka County, Nevada and the Granite Creek project in Humboldt County, Nevada.

During the three and nine months ended September 30, 2026, the Company settled nil and 96,223 ounces of silver, respectively, under the Silver Purchase Agreement. Of the year-to-date deliveries, 94,158 ounces were settled during the first quarter in satisfaction of the remaining 2025 Minimum Annual Delivery Amount. As of September 30, 2026, the Company has delivered an aggregate of 1.2 million ounces of silver under the Silver Purchase Agreement, satisfying all Annual Minimum Delivery Amounts required through 2025, with no remaining minimum delivery obligations outstanding.

2023 Convertible Debentures

The 2023 Convertible Debentures bore an interest at a fixed rate of 8.0% per annum and had a maturity date of February 22, 2027. Outstanding amounts under the 2023 Convertible Debentures were convertible into common shares of the Company at any time prior to maturity at the option of the lender (a) in the case of the outstanding principal, $3.38 per common share, and (b) in the case of accrued and unpaid interest at the market price of the common shares at time of the conversion of such interest less a 15% discount.

During the first quarter of 2026, the Company exercised its redemption right and redeemed all of the outstanding 2023 Convertible Debentures for total cash consideration of $72.9 million, with accrued interest and the 4% mandatory redemption premium settled through the issuance of 8.1 million common shares and a cash payment of $5.3 million.

Orion Convertible Loan

The Orion Convertible Loan bore an interest at a rate of 8.0% annually and will mature on June 30, 2026. During the first quarter of 2026, the Company repaid the Orion Convertible Loan in full, including the outstanding principal of $50 million and accrued interest of $20.4 million.

The Orion Convertible Loan was extinguished through a cash payment of $69.7 million and the issuance of 3.0 million common shares with a fair value of $5.3 million, for total consideration of $75.0 million.

Orion Gold Prepay

On December 13, 2021, the Company entered into a gold prepay agreement with Orion ("Orion Gold Prepay"), which was later amended in April 2022 to adjust the quantity of the quarterly deliveries for aggregate deliveries of 30,400 ounces of gold.

On September 20, 2023, the Company entered into the amended and restated Gold Prepay Agreement with Orion pursuant to which the Company received aggregate gross proceeds of $20.0 million (the "2023 Gold Prepay Accordion") structured as an additional accordion under the existing Orion Gold Prepay. The 2023 Gold Prepay Accordion will be repaid through the delivery by the Company to Orion of 13,333 ounces of gold. The first delivery occurred on March 31, 2024, and the last delivery was set to occur on December 31, 2026.

During the first quarter of 2026, the Company fully settled the outstanding deliveries of 4,440 ounces of gold remaining under the Orion Gold Prepay through a cash payment of $22.4 million.

Working Capital Facility

On April 29, 2025, the Company finalized a master purchase and sale agreement with Auramet International, Inc ("Auramet Agreement"). Under the Auramet Agreement, the Company can receive a prepayment of up to $12.0 million for gold contained in mineralized material. The Company recognized this contract as a revenue contract however the agreement provides the Company working capital flexibility. As at November 2, 2026, no amounts have been drawn.

Equity

Outstanding share data	As of November 2, 2026
Common Shares	868,227,720
Warrants	190,450,978
Stock Options	5,664,369
Restricted Share Units ("RSU")	14,556,530
Performance Share Units ("PSU")	5,440,359
Deferred Share Units ("DSU")	2,145,439

Common Shares

During the nine months ended September 30, 2026 and 2025 the Company issued the following shares:

		Nine months ended
(in thousands of U.S. dollars and shares)		September 30, 2026		September 30, 2025
		Number of shares issued	Amounts	Number of shares issued	Amounts
Share purchase warrants	(a)	23,180	17,541	1,801	1,363
2023 Convertible Debenture redemption	(b)	8,134	13,354	—	—
Offtake termination	(c)	3,453	4,781	—	—
Orion Convertible Loan repayment	(d)	2,993	5,177	—	—
Brokered placement	(e)	—	—	345,760	152,941
Private placement	(e)	—	—	25,240	11,788
Private placement	(f)	—	—	29,210	16,014
ATM Program	(g)	—	—	4,341	2,426
Share-based compensation		2,537	4,253	435	351
Total		40,297	45,106	406,787	184,883

Share Purchase Warrants

(a) During the period ended September 30, 2026, 23.2 million warrants were exercised at an exercise price of $0.70 per share, resulting in the issuance of common shares of the Company for cash proceeds of $16.2 million.

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

Offering of Common Shares

(f) On January 31, 2025, the Company closed an offering of 28.2 million common shares of the Company at a price of C$0.80 per share for aggregate gross proceeds of the Company of approximately $15.6 million (C$22.6 million).

On February 28, 2025, the Company closed a private placement of an aggregate of 1.0 million common shares to certain directors and officers of the Company at a price of C$0.80 per share for gross proceeds of approximately $0.6 million (C$0.8 million).

ATM Program

(g) During the first quarter of March 31, 2025, the Company issued 4.3 million common shares under the at-the-market ("ATM Program") for total gross proceeds of $2.5 million. The ATM Program expired on March 31, 2025.

Cash Flows

	Three months ended September 30,		Nine months ended September 30,
(in thousands of U.S. dollars, unless otherwise noted)	2026	2025	2026	2025
OPERATING ACTIVITIES
Net loss	$(48,350)	$(41,867)	$(179,478)	$(113,287)
Adjustments	14,321	20,154	90,852	63,395
Net change in operating assets and liabilities	1,488	6,467	(38,580)	610
Cash used in operating activities	$(32,541)	$(15,246)	$(127,206)	$(49,282)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(23,391)	(3,252)	(56,787)	(4,702)
Cash used in investing activities	$(23,391)	$(3,252)	$(56,787)	$(4,702)

FINANCING ACTIVITIES
Gross proceeds from 2026 Convertible Debentures	—	—	287,500	—
Gross proceeds from NSR	—	—	225,000	—
Gross proceeds from 2026 Gold Prepay	—	—	150,000	—
Warrant and stock option exercises	772	1,261	16,951	1,269
Principal repayment on 2023 Convertible Debentures	—	—	(67,600)	—
Principal repayment on Orion Convertible Loan	—	—	(49,347)	—
Debt and other liability issuance costs	—	—	(25,248)	(2,053)
Principal repayment on Orion Gold Prepay	—	(11,918)	(22,398)	(42,907)
Principal repayment on Silver Purchase Agreement	—	(37)	—	(11,028)
Proceeds from shares issued in equity offerings	—	(1,171)	—	193,924
Net proceeds from New Gold Prepay and Silver Purchase Agreement	—	—	—	31,045
Principal repayment on New Gold Prepay and Silver Purchase Agreement	—	—	—	(31,045)
Other	(2,544)	(16)	(3,526)	(75)
Cash (used in)/provided by financing activities	$(1,772)	$(11,881)	$511,332	$139,130

Net change in cash, cash equivalents and restricted cash during the period	(57,704)	(30,379)	327,339	85,146
Cash, cash equivalents and restricted cash, beginning of period	490,287	175,003	105,263	59,290
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22)	(69)	(41)	119
Cash, cash equivalents and restricted cash, end of period	$432,561	$144,555	$432,561	$144,555

Cash flows for the three months ended September 30, 2026

Cash used in operating activities for the three months ended September 30, 2026, was $32.5 million compared to $15.2 million cash used in operating activities in the comparative period of 2025. The increase in cash used in operating activities for the three months ended September 30, 2026 was primarily due to higher pre-development, evaluation and exploration expenses.

Cash used in investing activities was primarily for the Lone Tree Autoclave refurbishment project, the Granite Creek water treatment plant and substation, and infrastructure capital at Archimedes Underground at Ruby Hill.

Cash used in financing activities for the three months ended September 30, 2026 was $1.8 million compared to cash used in financing activities of $11.9 million in the comparative period of 2025. Cash proceeds were received from warrant exercises in the current quarter. In the prior year period, principal repayments were made on the Orion Gold Prepay.

Cash flows for the nine months ended September 30, 2026

Cash used in operating activities for the nine months ended September 30, 2026, was $127.2 million compared to $49.3 million in the comparative period of 2025. The increase in cash used in operating activities was due to higher pre-development, evaluation and exploration expense and higher change in comparative working capital of $39.2 million primarily due to from interest paid on repayment of legacy debt, higher pre-development, evaluation and exploration expense partially offset by higher gross profit.

Cash used in investing activities for the nine months ended September 30, 2026 was $56.8 million compared to $4.7 million in the comparative period of 2025. Cash used in investing activities for the nine months ended September 30, 2026 was primarily driven by capital expenditures related to processing plant at Lone Tree, Granite Creek water treatment plant and Archimedes surface infrastructure.

Cash provided by financing activities for the nine months ended September 30, 2026 was $511.3 million compared to $139.1 million in the comparative period of 2025. Cash provided by financing activities for the nine months ended September 30, 2026 was higher than the prior year due to higher net proceeds received from financing transactions that totaled $637.2 million from the 2026 Convertible Debentures of $274.5 million, NSR Royalty of $218.6 million and 2026 Gold Prepay of $144.1 million, partially offset by legacy debt principal repayments totaling $139.3 million. Additionally, cash proceeds were received from warrant exercises.

COMMITMENTS AND CONTINGENCIES

The Company has described its commitments and contingencies in Note 18 of the condensed consolidated Financial Statements for the three and nine months ended September 30, 2026.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting policies and estimates used to prepare our financial statements are discussed with our audit committee as they are implemented. There were no significant changes in our critical accounting policies or estimates since the Annual Report Form 10-K for December 31, 2025. For further details on the Company’s accounting policies and estimates, refer to the Company’s condensed consolidated Financial Statements for the three and nine months ended September 30, 2026.

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

"Adjusted net loss” and “adjusted net loss per share” are non-GAAP financial performance measures that the Company considers to better reflect normalized earnings because it eliminates temporary or non-recurring items such as: (loss) gain and losses on fair value measurements, loss on loan extinguishment, loss on Convertible Loans and finance fee expense. Adjusted net loss per share is calculated using the weighted average number of shares outstanding under the basic calculation of earnings per share.

"Sustaining capital expenditures" and "Growth capital expenditures" are supplementary financial measures. Sustaining capital expenditures are investments that support current operational and production levels whereas Growth capital expenditures are associated with major projects and new mine development.

Average realized gold price per ounce of gold sold1

	Three months ended September 30,		Nine months ended September 30,
(in thousands of U.S. dollars, unless otherwise noted)	2026	2025	2026	2025
Consolidated
Revenues	32,728	32,019	109,466	73,903
Silver revenue	(117)	(51)	(405)	(220)
Gold revenue	32,611	31,968	109,061	73,683
Gold sold¹	7,744	9,368	23,668	22,720
Average realized gold price ($/oz)	4,211	3,412	4,608	3,243

Granite Creek
Revenues	25,822	24,857	79,016	53,279
Gold ounces sold[1]	6,164	7,325	16,982	16,412
Average realized gold price ($/oz)	4,189	3,393	4,653	3,246

Lone Tree
Revenues	5,781	4,642	24,558	14,426
Silver revenue	(90)	(9)	(323)	(45)
Gold revenue	5,691	4,633	24,235	14,381
Gold sold	1,306	1,313	5,339	4,461
Average realized gold price ($/oz)	4,358	3,529	4,539	3,224

Ruby Hill
Revenues	1,125	2,520	5,892	6,198
Silver revenue	(27)	(42)	(82)	(175)
Gold revenue	1,098	2,478	5,810	6,023
Gold sold	274	730	1,347	1,847
Average realized gold price ($/oz)	4,007	3,395	4,313	3,261

1Gold ounces sold include attributable gold from ore sales at a payable factor of 59% in 2026 (2025 - 58%).

Adjusted net loss1

Adjusted net loss and adjusted net loss per share exclude a number of temporary or one-time items detailed in the following table:

	Three months ended September 30,		Nine months ended September 30,
(in thousands of U.S. dollars, unless otherwise noted)	2026	2025	2026	2025

Net loss	$(48,350)	$(41,867)	$(179,478)	$(113,287)
Adjust for:
Gain (loss) on Silver Purchase Agreement and embedded derivative	3,529	2,860	(32,563)	(6,602)
Gain (loss) on fair value measurement of NSR Royalty	8,713	—	(22,950)	—
Finance fee expense	—	—	(9,802)	—
Loss on loan extinguishment	—	—	(7,110)	—
Loss on fair value measurement of Convertible Loans derivative	—	(863)	(3,463)	(1,536)
Loss on fair value measurement of Orion Gold Prepay Agreement derivative	—	(4,209)	(3,377)	(14,883)
Loss on Offtake liability	—	—	(4,800)	—
(Loss) gain on fair value measurement of 2026 Gold Prepay derivative	(4,162)	—	25,731	—
Loss on fair value measurement of warrant liabilities	(8,279)	(5,400)	(3,110)	(5,126)
Total adjustments	$(199)	$(7,612)	$(61,444)	$(28,147)
Adjusted net loss	(48,151)	(34,255)	(118,034)	(85,140)

Weighted average shares	866,370,379	815,610,094	854,913,465	619,780,680
Adjusted net loss per share	$(0.06)	$(0.04)	$(0.14)	$(0.14)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer, its Chief Executive Officer (the "CEO") and the principal financial officer, its Chief Financial Officer (the "CFO") have designed disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") or have caused them to be designed under their supervision, in order to provide reasonable assurance that (i) material information relating to the Company has been made known to them; and (ii) information required to be disclosed in the Company’s filings is recorded, processed, summarized and reported within the time periods specified in securities legislation. There were no changes made to the Company's disclosure controls and procedures in the three and nine months ended September 30, 2026. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at September 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Limitations on the Effectiveness of Controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 1A. RISK FACTORS

The Company and its future business, operations, and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stages of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under the Company’s Form 10-K for the fiscal year ended December 31, 2025, which is available on EDGAR at www.sec.gov. There have been no material changes to the risk factors set forth in the Company’s Form 10-K for the fiscal year ended December 31, 2025. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial may impair our business operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 attached to this Form 10-Q.

ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c) During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Offtake Termination and Settlement Agreement (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 26, 2026)
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
99.1
SEC Technical Report Summary, Pre-Feasibility Study, Granite Creek, Humboldt County, NV dated September 21, 2026 with an effective date of March 31, 2026 (incorporated by reference from Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 22, 2026)

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
**
This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2026

i-80 Gold Corp

	By:	/s/ Richard Young
	Name:	Richard Young
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan Snow
	Name:	Ryan Snow
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)